Form 10-Q
period 2025-09-30
Dune Acquisition Corp II
filed 2025-11-14
CIK 2041047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 14,482,813 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DUNE ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and for the period from September 13, 2024 (Inception) through September 30, 2024	2
Condensed Statements of Changes in Shareholders’ Deficit (Unaudited) for the three and nine months ended September 30, 2025 and for the period from September 13, 2024 (Inception) through September 30, 2024	3
Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and for the period from September 13, 2024 (Inception) through September 30, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DUNE ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$401,902	$13,818
Prepaid expenses	76,133	—
Total current assets	478,035	13,818

Deferred offering costs	—	69,160
Marketable securities held in Trust Account	146,497,545	—
TOTAL ASSETS	$146,975,580	$82,978

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,402	$6,230
Accrued offering costs	75,000	13,450
Promissory note – related party	—	75,000
Total current liabilities	76,402	94,680
Deferred underwriting fee payable	5,750,000	—
Total Liabilities	5,826,402	94,680
Commitments (see note 6)

Class A ordinary shares subject to possible redemption 14,375,000 shares at $10.191 per share redemption value	146,497,545	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 107,813 and no shares issued and outstanding (excluding 14,375,000 and no shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	11	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)(2)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,348,953)	(36,702)
Total Shareholders’ Deficit	(5,348,367)	(11,702)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$146,975,580	$82,978

(1)	At December 31, 2024, included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in fully by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 8, 2025, the 750,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On April, 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	For the Period from September 13, 2024 (Inception) through September 30, 2024
Formation and general and administrative costs	$179,282	$339,821	$16,230
Loss from operations	(179,282)	(339,821)	(16,230)

OTHER INCOME
Income earned on marketable securities held in Trust Account	1,514,706	2,388,170	—
Total other income	1,514,706	2,388,170	—

NET INCOME (LOSS)	$1,335,424	$2,048,349	$(16,230)

Basic weighted average shares outstanding, Class A redeemable ordinary shares	14,375,000	7,663,143	—
Basic net income per share, Class A redeemable ordinary shares	$0.07	$0.16	$—

Diluted weighted average shares outstanding, Class A redeemable ordinary shares	14,375,000	7,663,143	—
Diluted net income per share, Class A redeemable ordinary shares	$0.07	$0.15	$—

Basic weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares (1)(2)	5,857,813	5,457,290	—
Basic net income per share, Class A and Class B non-redeemable ordinary shares	$0.07	$0.16	$—

Diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares (2)	5,857,813	5,807,474	5,000,000
Diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.07	$0.15	$(0.00)

(1)	Excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in fully by the underwriters at December 31, 2024 (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 8, 2025, the 750,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On April 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025(1)(2)	—	$—	5,750,000	$575	$24,425	$(36,702)	$(11,702)

Net loss	—	—	—	—	—	(48,094)	(48,094)

Balance – March 31, 2025	—	—	5,750,000	575	24,425	(84,796)	(59,796)

Issuance of Representative Shares	107,813	11	—	—	(11)	—	—

Sale of 2,000,000 Private Placement Warrants	—	—	—	—	2,000,000	—	2,000,000

Fair value of Public Warrants at issuance	—	—	—	—	970,313	—	970,313

Allocated value of transaction costs to Class A shares	—	—	—	—	(49,402)	—	(49,402)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,945,325)	(5,845,894)	(8,791,219)

Net income	—	—	—	—	—	761,019	761,019

Balance – June 30, 2025	107,813	$11	5,750,000	$575	$—	$(5,169,671)	$(5,169,085)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,514,706)	(1,514,706)

Net income	—	—	—	—	—	1,335,424	1,335,424

Balance – September 30, 2025	107,813	$11	5,750,000	$575	$—	$(5,348,953)	$(5,348,367)

FOR THE PERIOD FROM SEPTEMBER 13, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 13, 2024	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(16,230)	(16,230)

Balance – September 30, 2024(1)(2)	—	$—	5,750,000	$575	$—	$(16,230)	$8,770

(1)	Class B ordinary shares included an aggregate of 750,000 shares subject to forfeiture if the over-allotment option was not exercised fully by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 8, 2025, the 750,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On April 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from September 13, 2024 (Inception) through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,048,349	$(16,230)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,388,170)	—
Payment of operating costs through promissory note	23,500	—
Payment of operating costs through advances from related party	4,320	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(76,133)	—
Accrued expenses	(4,828)	16,230
Net cash used in operating activities	(392,962)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(144,109,375)	—
Net cash used in investing activities	(144,109,375)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	143,200,000	—
Proceeds from sale of Private Placement Warrants	2,000,000	—
Repayment of advances from related party	(4,320)	—
Proceeds from promissory note – related party	51,500	—
Repayment of promissory note – related party	(150,000)	—
Payment of offering costs	(206,759)	—
Net cash provided by financing activities	144,890,421	25,000

Net Change in Cash	388,084	25,000
Cash – Beginning of period	13,818	—
Cash – End of period	$401,902	$25,000

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000	$31,120
Issuance of Class A Representative Shares	$11	$—
Accretion of Class A ordinary shares to redemption value	$10,305,925	$—
Deferred underwriting fee payable	$5,750,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from September 13, 2024 (inception) through September 30, 2025 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had operating cash and cash equivalents of $401,902 and a working capital surplus of $401,633. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 8, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2025. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $401,902 and $13,818 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

At September 30, 2025, substantially all of the assets in the Trust Account amounting to $146,497,545 were held in money market funds which invest in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to public warrants	(970,313)
Class A ordinary shares issuance costs	(6,588,067)
Plus:
Remeasurement of carrying value to redemption value	10,305,925
Class A ordinary shares subject to possible redemption, September 30, 2025	$146,497,545

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Class A	Class A and Class B	Class A	Class A and Class B
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$948,791	$386,633	$1,196,362	$851,987
Denominator
Basic weighted average ordinary shares outstanding	14,375,000	5,857,813	7,663,143	5,457,290
Basic net income per ordinary share	$0.07	$0.07	$0.16	$0.16

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Class A	Class A and Class B	Class A	Class A and Class B
	redeemable	Non-redeemable	redeemable	Non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$948,791	$386,633	$1,165,262	$883,087
Denominator
Diluted weighted average ordinary shares outstanding	14,375,000	5,857,813	7,663,143	5,807,474
Diluted net income per ordinary share	$0.07	$0.07	$0.15	$0.15

	For the Period from September 13, 2024 (Inception) through
	September 30, 2024
	Class A	Class A and Class B
	redeemable	Non-redeemable
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(16,230)
Denominator
Basic and diluted weighted average ordinary shares outstanding	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$0.00

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $150,000, as amended, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of September 30, 2025 or the closing of the Initial Public Offering. As of May 8, 2025, the Company had borrowed $150,000 under the promissory note. This amount was repaid at the close of the Initial Public Offering and borrowings under this note are no longer allowed.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, May 6, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $15,000 per month for utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2025 the Company incurred and paid $45,000 and $90,000, respectively, for these fees. For the nine months ended September 30, 2025 the Company incurred and paid $75,000 and $125,000, respectively, of which $45,000 is included in the prepaid expenses under balance sheet.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024 no such Working Capital Loans were outstanding.

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. At September 30, 2025, there were 107,813 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2024.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 27, 2024, the Company issued 6,900,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented. The founder shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On May 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture. At September 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Assets:
Marketable securities held in Trust account	1	$146,497,545

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

DUNE ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	For the Period from September 13, 2024 (Inception) through September 30, 2024
General and administrative costs	$179,282	$339,821	$16,230
Interest income earned on Trust Account	$1,514,706	$2,388,170	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 13, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,335,424, which consists of interest income on marketable securities held in the Trust Account of $1,514,706 offset by formation and general and administrative costs of $179,282.

For the nine months ended September 30, 2025, we had a net income of $2,048,349 which consists of interest income on marketable securities held in the Trust Account of $2,388,170 offset by formation and general and administrative costs of $339,821.

For the period from September 13, 2024 (inception) through September 30, 2024, we had a net loss of $16,230 which consists of formation and general and administrative costs.

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2025, cash used in operating activities was $392,962. Net income of $2,048,349 was affected by interest earned on marketable securities held in the Trust Account of $2,388,170 offset by the payment of offering costs through promissory note of $23,500 and the payment of operating costs through advances from related party of $4,320. Changes in operating assets and liabilities used $80,961 of cash for operating activities.

For the period from September 13, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $16,230 was affected by changes in operating assets and liabilities which used $16,230 of cash for operating activities.

As of September 30, 2025 we had marketable securities held in the Trust Account of $146,497,545 (including approximately $2,388,170 of interest income) consisting of money market funds invested in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $401,902. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of September 30, 2025, we had operating cash and cash equivalents of $401,902 and a working capital surplus of $401,633. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with Management’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025 and December 31, 2024, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus for the Initial Public Offering filed with the SEC on May 8, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except as set forth below or as we may disclose from time to time in our future filings with the SEC:

Involvement of members of our management and companies with which they are affiliated in litigation unrelated to our business affairs could impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated may be involved in litigation relating to their business affairs unrelated to our company. As disclosed in other filings, one example involves a case originally filed in August 2020 in which dMY Technology Group, Inc. and dMY Sponsor, LLC (collectively “dMY”) filed an action in New York State court against Carter Glatt, our Chief Executive Officer, and Captains Neck Holdings, LLC, owned by Mr. Glatt. That case is ongoing and in addition to denying all claims made asserted by plaintiffs, Mr. Glatt and Captain's Neck are pursuing counterclaims that include claims for fraudulent misrepresentation, breach of contract, conversion, and unjust enrichment against Harry L. You, the former Chairman of dMY Technology, Niccolo de Masi, the former CEO of dMY Technology, and Rush Street Interactive (fka dMY Technology Group).

In addition, on July 25, 2025, Captains Neck Holdings LLC filed a separate lawsuit in New York State Court (Index No. 654422/2025) alleging the improper fraudulent conveyance of Captains Neck’s shares held by dMY to the benefit of 52 named defendants, including defendants Harry L. You, Niccolo de Masi, and 50 other recipients. On August 20, 2025, Defendants Harry L. You and Niccolo de Masi submitted a Motion to Stay the case on behalf of all named defendants arguing its relatedness to the case ongoing since 2020. On November 3, 2025, Captains Neck filed an Opposition to the Motion to Stay arguing the fraudulent conveyance is pursuing different claims and names 50 different defendants not involved in the previously filed litigation. Captains Neck argued that if the Court was inclined to issue a Stay, it should only do so on condition that Harry L. You and Niccolo de Masi, the moving defendants seeking the Stay, be required to post an undertaking for approximately $9.1mm, the value of the shares that were fraudulently transferred plus applicable pre-judgement interest since the date of improper transfer. On November 5, 2025, 3 separate groups of named parties filed motions to dismiss the claims.

While these ongoing cases do not represent any material risk to our business, they, like any other litigation unrelated to our business affairs that involves members of our management, could be detrimental to our reputation and could indirectly negatively affect our business going forward.

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

DUNE ACQUISITION CORPORATION II

Date: November 14, 2025	By:	/s/ Carter Glatt
	Name:	Carter Glatt
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Michael Castaldy
	Name:	Michael Castaldy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)