Form 10-K
period 2025-12-31
Dune Acquisition Corp II
filed 2026-03-13
CIK 2041047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42607

Dune Acquisition Corp. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12955 Biscayne Boulevard Suite 200 PMB 616 Miami, Florida	33181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 489-2062

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and three-quarters of one Redeemable Warrant	IPODU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	IPOD	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	IPODW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $146,625,000.

As of March 10, 2026, there were 14,482,813 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which, they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Old Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 6, 2025, which we originally entered into with an affiliate of our Old Sponsor, for office space, utilities and secretarial and administrative support, and the obligations of the Old Sponsor thereunder was assumed by our New Sponsor pursuant to the Joinder to Administrative Services Agreement executed and delivered by our New Sponsor on February 5, 2026;

●	“Advisor” is to Carter Glatt, our special advisor;

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Clear Street” are to Clear Street LLC, the sole book-running manager for and representative of the several underwriters of the Initial Public Offering;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 15-month period, from the closing of the Initial Public Offering (as defined below) to August 8, 2026 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Dune Acquisition Corporation II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 4.0% of the gross proceeds of the Initial Public Offering to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Old Sponsor prior to the Initial Public Offering, and subsequently transferred in part to our New Sponsor pursuant to the New Sponsor Purchase Agreement, and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 8, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $150,000 issued to our Old Sponsor, originally issued on September 30, 2024 and as restated and amended on February 27, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 7, 2025, as amended, and declared effective on May 6, 2025 (File No. 333-285639);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated May 6, 2025, which we originally entered into with the Old Sponsor Parties, and the New Sponsor Parties have agreed to be bound by the terms thereof pursuant to the Joinder to Letter Agreement executed and delivered by the New Sponsor Parties on February 5, 2026;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“New Sponsor” are to Collective Acquisition Sponsor LLC, a Delaware limited liability company;

●	“New Sponsor Parties” are to the New Sponsor and its elected directors and officers;

●	“Old Sponsor” are to Dune Acquisition Holdings II LLC, a Delaware limited liability company;

●	“Old Sponsor Parties” are to the Old Sponsor and its elected directors and officers;

●	“Option Units” are to the 1,875,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 1,875,000 Option Units to cover over-allotments, if any, which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants that occurred simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

v

●	“Private Placement Warrants” are to the warrants held by our New Sponsor and Old Sponsor originally issued in connection with the Private Placement;

●	“Private Placement Warrants Purchase Agreement” is the Private Placement Warrants Purchase Agreement, dated May 6, 2025, which we entered into with our Old Sponsor;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including the Old Sponsor Parties to the extent each member of the Old Sponsor Parties purchased Public Shares, provided that each of the Old Sponsor Parties’ status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.29 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 6, 2025, which we originally entered into with the Old Sponsor, and our New Sponsor has agreed to be a party thereto pursuant to the Joinder to the Registration Rights Agreement executed and delivered by our New Sponsor on February 5, 2026;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Trust Account” are to the U.S.-based trust account in which an amount of $144,109,375 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 6, 2025, which we entered into with Clear Street, as representative of the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Grassi” are to Grassi & Co., CPAs, P.C., our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on September 13, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. To date, we have not selected any Business Combination target and our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for a Business Combination target. We have also generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

We may pursue an initial Business Combination target in any business or industry or at any stage of its corporate evolution. Our Management Team has an extensive track record of acquiring attractive assets at disciplined valuations, investing in growth while fostering financial discipline and improving business results. Although our Management assess the risks inherent in a particular target business with which we may combine, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We believe that the experience and capabilities of our Management Team makes us an attractive partner to potential target businesses, will enhance our ability to complete a successful Business Combination, and will bring value to the business post-Business Combination. Our Management Team has broad sector knowledge though their collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On May 8, 2025, we consummated our Initial Public Offering of 14,375,000 Units, including 1,875,000 Option Issues issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share, and three-quarters of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $143,750,000.

 Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 2,000,000 Private Placement Warrants to our Old Sponsor at a purchase price of $1.00 per Private Placement Warrant, with each Private Placement Warrant exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $2,000,000.

A total of $144,109,375, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our New Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Elliot Richmond, our Chief Executive Officer and Chief Financial Officer. In addition, our Management Team is aided by Carter Glatt, our Advisor. We must complete our initial Business Combination by August 8, 2026, which is 15 months from the closing of our Initial Public Offering, unless we decide to pursue an amendment to our Amended and Restated Charter in order to extend the Combination Period. If our initial Business Combination is not consummated by the end of our Combination Period (as extended, if it has been extended), then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account, as described further herein.

We may seek to extend the Combination Period, consistent with applicable laws, regulations and stock exchange rules, by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our New Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Prior SPAC Experience

Below are the SPAC Business Combinations in which members of our Management Team (excluding our Advisor) have participated and consummated, along with certain other information:

●	Inflection Point Acquisition Corp. II ("IPXX", the SPAC), USA Rare Earth, Inc. ("USARE", the Target). Mr. Richmond was a director of the SPAC. The SPAC consummated its initial public offering on May 30, 2023 for 25,000,000 units, with each unit consisting of one ordinary share and one-half of one redeemable warrant to purchase one ordinary share exercisable at $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $250.0 million. The SPAC’s term was extended one time, for a total extension of nine months. In connection with the extension, holders of 22,794,651 Class A ordinary shares of IPXX, or 91.18% of the outstanding IPXX public shares, exercised their right to redeem those shares for cash at a price of approximately $10.83 per share, for an aggregate of $246.9 million. Prior to the extraordinary general meeting of IPXX shareholders to approve the business combination with USARE, holders of 128,140 IPXX Class A ordinary shares, or 5.8% of the outstanding IPXX Class A ordinary shares, exercised their right to redeem those shares for cash at a price of approximately $11.00 per share, for an aggregate of $1,409,139.27. The transaction with USARE closed on March 13, 2025 and began trading on March 14, 2025 under the ticker “USAR.”. The price of the common stock has ranged from $5.56 to $43.98 following consummation of its business combination, with a closing price of $20.45 on March 10, 2026.

●	Ahren Acquisition Corp. (SPAC). Mr. Richmond was the Chief Financial Officer of the SPAC. The SPAC consummated its initial public offering on December 17, 2021 for 29,999,800 units, with each unit consisting of one ordinary share and one-half of one redeemable warrant to purchase one ordinary share exercisable at $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $ 299,998,000. The SPAC did not consummate a business combination and delisted its common stock, warrants, and units from the Nasdaq Global Market on June 16, 2023.

However, in recent years, the stock prices of many target businesses have underperformed post-business combination with a SPAC. We cannot assure our shareholders that we will properly ascertain or assess all of the significant risk factors associated with a target business, such as Boost Run, or that the price of the shares of the combined entity post-Business Combination will increase.

Our New Sponsor

On January 30, 2026, we, the New Sponsor, the Old Sponsor, Carter Glatt, as the managing member of Old Sponsor (the “Sponsor Member”), certain members of the Sponsor named as signatories thereto (the “Non-Managing Members”) and certain other institutional investors signatories thereto (the “Non-Managing Investors”, together with the Non-Managing Members and the Sponsor Member, the “Old Sponsor Members”) entered into a Purchase and Sponsor Handover Agreement (the “New Sponsor Purchase Agreement”) pursuant to which New Sponsor has agreed to purchase from the Sponsor, an aggregate of (i) 4,475,000 Class B Ordinary Shares and (ii) 1,000,000 Private Placement Warrants (the “Transferred Interests”), for an aggregate purchase price of $2,000,000.

Pursuant to the New Sponsor Purchase Agreement, if a definitive business combination agreement is not entered into by May 7, 2026 (the “Option Date”), the Sponsor Member shall have the right (but not the obligation) to repurchase the Transferred Interests from the New Sponsor for a purchase price of $2,000,000 (the “Repurchase Right”). The Repurchase Right may be exercised only during the period commencing on the Option Date and ending at 5:00 p.m., New York City time, on the date that is five (5) days after the Option Date (the “Option Period”), by delivery of written notice of exercise to the New Sponsor in accordance with the terms set forth in the New Sponsor Purchase Agreement. If the Sponsor Member does not exercise the Repurchase Right within the Option Period, the Repurchase Right shall automatically terminate and be of no further force or effect.

Our New Sponsor is a Delaware limited liability company, which was formed to invest in our Company. Although our New Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our New Sponsor’s business is focused on investing in our Company. The sole managing member of the sponsor is Elliot Richmond. Mr. Richmond serves as our Chief Executive Officer and Chief Financial Officer. Mr. Richmond controls the management of our New Sponsor, including the exercise of voting and investment discretion over the securities of our company held by our New Sponsor. Other than members of our Management Team who are members of our New Sponsor, none of the other members of our New Sponsor will participate in our Company’s activities.

Because our Old Sponsor and our New Sponsor acquired the Founder Shares at a nominal price, our Public Shareholders incurred immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Public Warrants. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. Additionally, our Public Shareholders may experience dilution in the event of exercise of the 2,000,000 Private Placement Warrants purchased in the Private Placement, as well as conversion of any Working Capital Loans into equity, if elected.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or at any time prior thereto at the option of the holders thereof, on a one-for-one basis, subject to adjustment, for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, approximately 28.4% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A Ordinary Shares underlying the private placement warrants issued to the Old Sponsor and the New Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to our Old Sponsor and our New Sponsor or any of their respective affiliates or to our officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A Ordinary Shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, the cashless exercise of the Private Placement Warrants would further increase the dilution to our Public Shareholders.

In order to facilitate our initial Business Combination or for any other reason determined by our New Sponsor in its sole discretion, our New Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Warrants or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein.

Pursuant to the Letter Agreement, each of the Old Sponsor Parties agreed to restrictions on its ability to transfer, assign, or sell any Units, Class A Ordinary Shares, Class B Ordinary Shares, and Public Warrants for 180 days following the effective date of the Underwriting Agreement . The Old Sponsor Parties and the New Sponsor Parties have also agreed to certain lock-up restrictions on their ability to transfer, assign, or sell the Founder Shares and Class A Ordinary Shares issuable upon the conversion of the Founder Shares until the earlier of (i) one year after the completion of a Business Combination or earlier if, subsequent to a Business Combination, the closing price of the Class A Ordinary Shares (or shares of common equity of the combined company listed on the exchange) equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any consecutive 30-trading day period commencing at least 150 days after the Business Combination and (ii) subsequent to a Business Combination, the date on which the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Public Shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Further, the Sponsor membership interests (including the interests held by the non-managing members) are locked up and not transferable because the Letter Agreement prohibits indirect transfers. They have also waived their rights to distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period.

We have provided a waiver for the Letter Agreement for the Old Sponsor and the New Sponsor to enter into the New Sponsor Purchase Agreement. While there is no current intention to do so, we may in the future approve another amendment or waiver of the Letter Agreement that would allow the Old Sponsor Parties currently still holding Founder Shares and the Class A Ordinary Shares thereunder and the New Sponsor Parties to directly, or members of the Old Sponsor Parties and the New Sponsor Parties to indirectly, transfer Founder Shares, the Class A Ordinary Shares thereunder or membership interests in the Old Sponsor Parties and the New Sponsor Parties in a transaction in which such sponsor removes itself as our sponsor before identifying a Business Combination. As a result, there is a risk that the Old Sponsor Parties or the New Sponsor Parties may continue to divest their ownership or economic interests in us or in such sponsor, which would likely result in our loss of certain key personnel, including Elliot Richmond, our current Chief Executive Officer and Chief Financial Officer. There can be no assurance that any replacement the New Sponsor Parties or other key personnel will successfully identify a Business Combination target for us, or, even if one is so identified, successfully complete such Business Combination

While members of the Old Sponsor and the New Sponsor who are not our officers and directors are not a direct party to the Letter Agreement, as a result of their ownership of membership interests in the Old Sponsor or New Sponsor, they are bound by the restrictions set forth above with respect to their allocated Founder Shares and the Class A Ordinary Shares underlying the Founder Shares (including the restriction on transfer of their membership interests because the Letter Agreement prohibits indirect transfers).

Business Strategy

We are focused on identifying a business combination target that can benefit from the collective network, knowledge and depth of industry experience of our management team. Likewise, we believe that the extensive experience that members of our management team have gained over their careers from building, investing, and leading both private and publicly traded companies will position us favorably to identify, evaluate, and acquire an attractive initial business combination target. We may pursue our initial business combination in any business, industry or geographic location.

Following the completion of the Initial Public Offering, we will communicate with our management team’s network, which includes private equity firms, venture capitalists, investment bankers and entrepreneurs, to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Total Addressable Market: Our strategy centers on identifying investments with compelling potential for immediate and sustained market growth. Additionally, we intend to focus on businesses operating in sectors with powerful market momentum, ensuring continuous expansion that enables sustained revenue acceleration over extended periods. These enterprises should maintain competitive advantages through protected technologies and intellectual property;

●	Experienced Management Team: Our approach targets organizations led by seasoned, successful leadership teams, particularly those receptive to leveraging our team’s strategic insights. We intend to commit substantial effort to ensuring alignment between leadership teams and key stakeholders, recognizing this harmony as fundamental to successful strategy execution;

●	Benefit from Public Identity: Our partnership focuses on collaborating with leadership and investors who seek public market status as a catalyst for value creation. The transformation to public status offers expanded capital access, enhanced employee incentivization, improved acquisition capabilities, and strengthened market presence;

●	Appropriate Valuations: Our investment philosophy emphasizes thorough, methodical valuation analysis, built on deep market understanding. We intend to pursue combinations when opportunities present compelling upside with contained risk exposure;

●	Opportunity for Strategic or Operational Enhancement: Our approach leverages deep industry connections and expertise to catalyze ongoing growth. We intend to pursue partnerships with management teams demonstrating both the willingness and capability to execute value-enhancing strategic initiatives, including accretive acquisitions;

●	Strong Barriers to Entry with Defensible Market Position: Our investment thesis prioritizes companies possessing unique technological advantages, protected intellectual property, or significant first-mover benefits. Target enterprises should demonstrate sustainable pricing power through inherent competitive advantages;

●	High Customer Retention Rates: Our ideal target candidate should maintain an expanding, loyal customer foundation while showcasing strong potential for expanded service adoption among existing clients;

●	Strong Gross Margin Profile and Potential for High Cash Flow Conversion: Our focus centers on businesses demonstrating streamlined operational structures and robust margin characteristics; and

●	Low Asset Intensity: Our selection criteria favor enterprises requiring minimal capital investment relative to their revenue generation and operational profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Sourcing of Potential Business Combination Targets

We believe that our management team’s operational and transactional experience has generated a deep network of potential business combination targets. This network has grown through our leadership team’s activities in launching, acquiring, and financing businesses; their reputation for integrity in dealings with sellers, financing sources, and management teams; and their experience in executing transactions across various economic conditions. Attractive prospective sources for targets have been established through our leadership team’s service on the boards of private and public companies.

This extensive network has historically provided our team with proprietary deal flow and referrals, often resulting in exclusive transaction opportunities. We expect to receive potential business combination candidates from various sources within our network, including market participants, advisors, private equity funds, investment banks, and large enterprises looking to divest non-core assets. Our leadership team’s demonstrated success in both investing and operating businesses across industries has created a distinctive set of capabilities that we will leverage in our search.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Old Sponsor or our New Sponsor or their respective officers, directors or advisors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our Old Sponsor or our New Sponsor or their respective officers, directors or advisors (or their respective affiliates or related entities). In the event that we seek to complete our initial business combination with a company that is affiliated with our Old Sponsor or our New Sponsor or their respective officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, if any) (the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test described above. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants after the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that the New Sponsor Parties (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for the New Sponsor Parties to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Charter provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, each of the New Sponsor Parties may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, each of the New Sponsor Parties could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPACs with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination, as of December 31, 2025, in the amount of approximately $147,910,775 (not including amounts held outside of the Trust Account for working capital), before payment of $5,750,000 of the Deferred Fees and taxes payable, if any, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that we believe will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

Potential Additional Financings

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. None of the New Sponsor Parties or its members or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may also be brought to our attention by such unaffiliated sources, as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the prospectus of our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to each of the New Sponsor Parties, or our or their respective affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with any of the New Sponsor Parties, or our Advisor, or completing the Business Combination through a joint venture or other form of shared ownership with any of the New Sponsor Parties or our Advisor. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with any of the New Sponsor Parties or our Advisor, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

We believe our Management Team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team or our Advisor have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team and advisor sourcing, acquiring and financing businesses, the reputation of our Management Team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions that were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team will provide us important sources of investment opportunities.

We have not contacted any of the prospective target businesses that our Management Team in their prior SPACs had considered and rejected as target businesses to acquire. However, we may contact such targets if we believe that such targets are currently interested in a potential initial Business Combination with us and if such transaction would be attractive to our shareholders.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made in connection with our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, each of the New Sponsor Parties or our Advisor and any of their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that any of the New Sponsor Parties or our Advisor or any of their respective affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public shares. It is intended that, if Rule 10b-18 would apply to purchases by any of the New Sponsor Parties or our Advisor or any of their respective affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), any of the New Sponsor Parties or our Advisor and any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination in circumstances that may not otherwise have been possible. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Each of the New Sponsor Parties or our Advisor and any of their respective affiliates anticipate that they may identify the Public Shareholders with whom any of the New Sponsor Parties or our Advisor or any of their respective affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that any of the New Sponsor Parties or our Advisor or any of their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Each of the New Sponsor Parties or our Advisor and any of their respective affiliates, if any, will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and are restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Each of the New Sponsor Parties or our Advisor and any of their respective affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event any of the New Sponsor Parties or any of their respective affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that any of the New Sponsor Parties or our Advisor or any of their respective affiliates may purchase shares, rights or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if any of the New Sponsor Parties or our Advisor or any of their respective affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by any of the New Sponsor Parties or our Advisor or any of their respective affiliates would not be voted in favor of approving the Business Combination transaction;

●	any of the New Sponsor Parties or our Advisor or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by any of the New Sponsor Parties or our Advisor or any of their respective affiliates, along with the purchase price;

○	the purpose of the purchases by any of the New Sponsor Parties or our Advisor or any of their respective affiliates;

○	the impact, if any, of the purchases by any of the New Sponsor Parties or any of their respective affiliates on the likelihood that the Business Combination transaction will be approved;

○	the identities of our security holders who sold to any of the New Sponsor Parties or our Advisor or any of their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to any of the New Sponsor Parties or our Advisor or any of their respective affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the amount in the Trust Account was $147,910,775, or approximately $10.29 per Public Share (before taxes payable, if any). The per share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the underwriters of the Initial Public Offering.

The Old Sponsor Parties and the New Sponsor Parties have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Amended and Restated Charter and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. The Old Sponsor Parties and the New Sponsor Parties will count toward this quorum and, pursuant to the Letter Agreement, they have agreed to vote their Founder Shares, shares underlying the Private Placement Warrants and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares, we would need 3,703,126, or approximately 29.6%, of the 12,500,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, and if we would require a Special Resolution at the meeting, we would need 6,635,418 Public Shares, or 53.08% of the 12,500,000 Public Shares sold in the Initial Public Offering, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted, and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. If our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution.

In addition, only holders of our Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of the Old Sponsor Parties and the New Sponsor Parties, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemption pursuant to the tender offer rules, we or the New Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shareholder’s Public Shares are not purchased by us or the Old Sponsor Parties at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we are limiting the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we are not restricting our shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period, as it may be extended.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only the duration of the Combination Period, as it may be extended, to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period, as it may be extended.

The Old Sponsor Parties and the New Sponsor Parties have entered into a Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if any of the Old Sponsor Parties or the New Sponsor Parties acquire Public Shares after the Initial Public Offering, each of them will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Each of the New Sponsor Parties have agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Charter (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $365,751 of proceeds held outside the Trust Account, as of December 31, 2025, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be the Redemption Price. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Grassi, our independent registered public accounting firm, and the underwriters of the Initial Public Offering did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

In order to protect the amounts held in the Trust Account, the New Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked the New Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the New Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that only assets held by the New Sponsor are securities of our Company. Therefore, we cannot assure our shareholders that the New Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.025 per Public Share. In such an event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.025 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.025 per share due to reductions in the value of the Trust Account assets, in each case less taxes payable, if any, and the New Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the New Sponsor, as applicable, to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the New Sponsor, as applicable, to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.025 per share.

We seek to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The New Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $365,751 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from the Trust Account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.025 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Charter (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have one officers: Mr. Richmond. He is not obligated to devote any specific number of hours to our matters, but may devote as much of his time as he deems necessary to our affairs until we have completed our initial Business Combination. The amount of time he will devote in any time period will vary based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Grassi, our independent registered public accountant.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking (being January 6, 2025), no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following May 8, 2029, the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination within the Combination Period;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters of the Initial Public Offering are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since the New Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because each of the New Sponsor Parties may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). Investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination; and

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result of such transfer, we could receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our Initial Business Combination on or before August 8, 2026, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Charter. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 6, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on May 6, 2025 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Charter, we have until August 8, 2026 to consummate our initial Business Combination. However, under the Nasdaq Rules, if a SPAC does not meet the Nasdaq 36-Month Requirement, the SPAC will be subject to a suspension of trading and delisting from Nasdaq.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirements, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement. Accordingly, were we to amend our Amended and Restated Charter to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 6, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price) of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-half of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $144,109,375 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.29 per Public Share as of December 31, 2025 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not as yet identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include, among others, the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) Registration Rights Agreement, (iii) Private Placement Warrants Purchase Agreement and (iv) Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by the Old Sponsor Parties and the New Sponsor Parties, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit the Old Sponsor Parties and the New Sponsor Parties. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by the Old Sponsor or the New Sponsor to be freely sold, except to permitted transferees, prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities. In no event, however, will the Letter Agreement be amended to enable the Old Sponsor Parties and the New Sponsor Parties to redeem any of their Founder Shares from the aggregate amount then on deposit in the Trust Account.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our principal executive office is located at 12955 Biscayne Boulevard Suite 200 PMB 616 Miami, Florida 33181. Our telephone number is (561) 489-2062. We believe that our facilities are adequate to meet our needs for the immediate future, and that, if necessary, suitable physical space will be available to accommodate any expansion of our operations. We will reimburse the New Sponsor in an amount equal to $15,000 per month for utilities and secretarial and administrative support made available to us. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “IPODU”, “IPOD” and “IPODW”, respectively. Our Units commenced public trading on May 7 2025, and our Public Shares and Public Warrants commenced separate public trading on June 12, 2025.

(b)	Holders

On March 10, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and three holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. A Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends following completion of our initial Business Combination will be within the discretion of our Board of Directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition at such time. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any Business Combination. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends following completion of our initial Business Combination may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 2,000,000 Private Placement Warrants to the Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $2,000,000. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants sold in the Initial Public Offering, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds from the Initial Public Offering

On May 8, 2025, we consummated our Initial Public Offering of 14,375,000 Units, including 1,875,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share, and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $143,750,000. Clear Street acted as sole book running manager and representative of the several underwriters of the Initial Public Offering. On November 12, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 2,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $2,000,000.

Following the closing of our Initial Public Offering on May 8, 2025, a total of $144,109,375, comprised of the proceeds from the Initial Public Offering and the Private Placement (which amount includes $5,750,000 of the Deferred Fee), was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on September 13, 2024 incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

In 2024, the SEC adopted additional rules and regulations relating to SPACs, which became effective on July 1, 2024, referred herein as the 2024 SPAC Rules. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our Initial Business Combination and may increase the costs and time related thereto.

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

.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 13, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $3,349,485 which consists of interest earned on marketable securities held in the Trust Account of $3,801,400 offset by formation and general and administrative costs of $451,915.

For the period from September 13, 2024 (inception) through December 31, 2024, we had a net loss of $36,702, which consists of formation and general and administrative costs.

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

On January 30, 2026, we, the New Sponsor, the Old Sponsor, the Sponsor Member, the Non-Managing Members, and the Non-Managing Investors entered into the New Sponsor Purchase Agreement pursuant to which New Sponsor has agreed to purchase from the Sponsor the Transferred Interest, an aggregate of (i) 4,475,000 Class B Ordinary Shares and (ii) 1,000,000 Private Placement Warrants, for an aggregate purchase price of $2,000,000 (the “Sponsor Transaction”).

Pursuant to the Purchase Agreement, if a definitive business combination agreement is not entered into by the Option Date, May 7, 2026, the Sponsor Member shall be entitled to the Repurchase Right, to repurchase the Transferred Interests from the New Sponsor for a purchase price of $2,000,000. The Repurchase Right may be exercised only during the Option Period, commencing on the Option Date and ending at 5:00 p.m., New York City time, on the date that is five (5) days after the Option Date, by delivery of written notice of exercise to the New Sponsor in accordance with the terms set forth in the Purchase Agreement. If the Sponsor Member does not exercise the Repurchase Right within the Option Period, the Repurchase Right shall automatically terminate and be of no further force or effect.

The closing of the Sponsor Transaction and such other transactions contemplated by the Purchase Agreement occurred on February 5, 2026 (the “New Sponsor Closing”).

For the year ended December 31, 2025, cash used in operating activities was $429,113. Net income of $3,349,485 was affected by interest earned on marketable securities held in the Trust Account of $3,801,400 offset by the payment of offering costs through promissory note of $23,500 and the payment of operating costs through advances from related party of $4,320. Changes in operating assets and liabilities used $5,018 of cash for operating activities.

For the period from September 13, 2024 (inception) through December 31, 2024, cash used in operating activities was $30,472. Net loss of $36,702 was affected by changes in operating assets and liabilities which used $6,230 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $147,910,775 (including approximately $3,801,400 of interest income) consisting of money market funds invested in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $365,751. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our New Sponsor, or an affiliate of our New Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

As of December 31, 2025, we had operating cash and cash equivalents of $365,751 and a working capital surplus of $289,539. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with Management’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from the New Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Old Sponsor and subsequently New Sponsor an aggregate of $15,000 per month for utilities and secretarial and administrative support. We began incurring these fees on May 6, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) per Ordinary Share

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name:	Age:	Position:
Elliot Richmond	46	Chief Executive Officer and Chief Financial Officer
Ben Coates	54	Director
Jeron Smith	39	Director
Cecil White III	31	Director

The experience of our directors and executive officers is as follows:

Elliot Richmond has served as our Chief Executive Officer and Chief Financial Officer since February 2026. He has served as President of Collective Capital Management LLC since January 2024. He was an Independent Director of Inflection Point Acquisition Corp. II, a special purpose acquisition company, from May 2023 until March 2025 when it completed its business combination with USA Rare Earth, Inc. From April 2021 to June 2023, he served as Chief Financial Officer and Director of Ahren Acquisition Corp. Mr. Richmond had a successful 20-year career in investment banking and was a Partner and Managing Director at Moelis & Company (from 2012 to 2019). Prior to joining Moelis & Company in 2011, Mr. Richmond was Director of Investment Banking, and Head of UK ECM, at Bank of America Merrill Lynch. Throughout his career, Mr. Richmond has advised on over $75 billion worth of mergers & acquisitions and equity offerings. He holds a B.Sc. in Economics from University College London.

Ben Coates is a Director as of the date hereof. He is an experienced company director, global business manager and chief executive officer. Mr. Coates is currently a Director of Global Gas, serving as a member of the audit and risk committee and chair of the Nominating and Governance Committee, having been appointed in December 2023. From August 2021 to April 2023, Mr. Coates was a board member of F45 Training Holdings Inc. (“F45”) (NYSE: FXLV), where he served as a member of F45’s Audit Committee until July 2022, when he was appointed Interim Chief Executive Officer. Mr. Coates undertook a restructure and turnaround of the company on behalf of the board and shareholders, including a recapitalization. F45 operates over 2,000 fitness franchises in over 60 countries. Mr. Coates is currently a Director of Coolgardie Investments, a private investment company that he founded in 2006. Mr. Coates has actively worked with companies affiliated with Coolgardie since 2014 including as a partner with Prime Production, a global translation company based in the United Kingdom, a Director with National Civil Group, an Australian civil contracting business, and Glen Eden Pastoral, an Australian rural business, where he currently serves as a Director. From 2007 to 2014, Mr. Coates held various roles at National Australia Bank (“NAB”) at both the Australia and United Kingdom offices. From 2010 to 2014, Mr. Coates served as Director of Strategy for NAB Europe Ltd. From 2007 to 2010, he served as an Executive Director at NAB Private Wealth in Australia. Prior to joining NAB, Mr. Coates spent several years as General Manager, Funds Management at Hanover Group, where he was responsible for developing and managing the retail and wholesale fund raising activities, as well as chairing the compliance and risk management committee. Mr. Coates commenced his tertiary education studying Civil Engineering at the University of Sydney before completing his Master of Applied Finance at Macquarie University, and his Diploma of Financial Planning at Deakin University. He is also a graduate of the Australian Institute of Company Directors (GAICD). Mr. Coates’ qualifications to serve on our Board include his breadth of financial and public company management experience, including as a Director of Global Gas Corporation, Director and Interim Chief Executive Officer of F45, an investor and founder of Coolgardie Investments, and from prior roles with National Australia Bank.

Jeron Smith is a Director as of the date hereof. Mr. Smith was a Director of Dune I from June 2020 until December 2023. Mr. Smith serves as Director and Member of the Audit, Compensation, and Nominating Committees of Global Gas. Mr. Smith founded Unanimous Media with business partner Stephen Curry of the Golden State Warriors. Mr. Smith has served as the Chief Executive Officer of Unanimous since its inception. Unanimous develops and produces television, film and digital content. Unanimous launched in April 2018 in partnership with Sony Pictures Entertainment. In 2021, Mr. Smith partnered with Michael Jordan and his son, Jeffrey Michael Jordan, to found Heir Inc., an entertainment and tech venture geared towards athletes. In conjunction with Sony Pictures Entertainment, Mr. Smith is also a founder of The Incubation Lab, a culture-forward media incubator founded in 2019. Mr. Smith is a seasoned leader in brand management, helping spearhead the launch of Stephen Curry 30 Inc., as Chief Marketing Officer, from January 2017 to January 2019, and overseeing Mr. Curry’s holistic brand strategy and partnership portfolio. In his role at Stephen Curry 30 Inc., Mr. Smith developed an industry-leading benchmark formula for player marketing and engineered various prominent partnership deals. Prior to teaming up with Mr. Curry, Mr. Smith worked at the White House Office of Digital Strategy under President Barack Obama from 2015 to 2017, where he developed and implemented a comprehensive digital strategy for the Executive Office of the President including digital content, media partners, whitehouse.gov, as well as @whitehouse and @POTUS social media channels for specific policy initiatives. Before joining the White House, Mr. Smith served as a Brand Marketing Strategic Lead across several categories and territories at Nike Inc. While there, Mr. Smith leveraged the integrated marketing mix to launch and lead disruptive marketing campaigns. In 2015, Mr. Smith was recognized on Forbes’ 30 under 30 list for Marketing and Advertising and the Ad Age 40 Under 40 list, and his expertise in digital marketing is highlighted through his published research in the International Journal of Mobile Marketing. Mr. Smith holds a B.A. in Business Administration from Howard University, and Master’s degrees from Georgetown University and Columbia University. Mr. Smith’s qualifications to serve on our Board include his deal structuring, operational and marketing expertise.

Cecil White III is a Director as of the date hereof. Mr. White was a Director of Dune I from February 2023 until December 2023. Since November 2018, Mr. White has served as an Agent at William Morris Endeavor (WME) focused on business development for talent and properties. At WME, Mr. White has steered over 150 brand endorsements, equity-based partnerships, and sponsorships with some of the world’s fastest-growing companies, such as Tonal, Away Luggage, Talkspace, BodyArmor, Zeel, Asutra, HyperIce, Adidas, Jordan Brand, Gatorade, Beats by Dre, Lemon Perfect, Mercedes Benz, and others. In 2020, he co-founded The InvescoQQQ Legacy Classic, a new property headlined by a nationally-televised collegiate basketball showcase focused on spotlighting HBCU life & culture; the event is co-owned by Endeavor, Michael B. Jordan, Harris Blitzer Sports & Entertainment, and Horizon Media. Mr. White began his career as an Investment Banker at Barclays (NYSE: BCS) covering the consumer retail and healthcare industries. He was an Echols Scholar at the University of Virginia, where he received his Bachelor of Science in Commerce with concentrations in Finance, Management, and Business Analytics and a minor in African American studies. Cecil was listed on Forbes 30 Under 30 (2020) and Sports Business Journal’s New Voices Under 30 (2020). Mr. White’s qualifications to serve on our board of directors include his business development, financial and investment banking expertise.

Concurrently with New Sponsor Closing, Mr. Coates, Mr. Smith, and Ms. White (the “Resigning Directors”) delivered their resignations, effective upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder—upon the 10th day following the mailing by us of an information statement to our Public Shareholders advising them of the Sponsor Transaction and the other transactions contemplated by the New Sponsor Purchase Agreement, including the change in control of a majority of our Board of Directors and new members of our Board of Directors will be appointed by the New Sponsor. As a result of the foregoing, the Resigning Directors will be replaced by a new Board of Directors.

Family Relationships

There are no family relationships among any of our executive officers or directors or our Advisor.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Advisor

Carter Glatt has served as our Advisor since February 2026. He was previously our Chief Executive Officer, Director and Chairman from our inception to February 2026. Mr. Glatt was Chief Executive Officer and Director of Dune I from June 2020 until December 2023. Mr. Glatt guided Dune I through its business combination with Global Gas, a nascent industrial gas project developer and supplier. Mr. Glatt has served as the Chairman of Global Gas since December 2023. From May 2018 to April 2020, Mr. Glatt served as the Head of Corporate Development and Senior Vice President of GTY, a SaaS company that offers a cloud-based suite of solutions for the public sector. GTY was formerly a SPAC founded by the former chairmen of EMC Corporation, VMware, Inc. and Accenture PLC. In such role, Mr. Glatt oversaw, or was directly involved in, all M&A, joint venture, capital raising, investor relations and strategic alternatives efforts for GTY. Mr. Glatt’s SPAC expertise and operational leadership is complemented by his background in investment banking. He began his career at Barclays (NYSE: BCS), covering the financial technology, consumer retail and healthcare industries. Mr. Glatt holds a BA with Honors from Dartmouth College. Mr. Glatt’s qualifications to serve on the board include his expertise in SPACs, deal sourcing, M&A structuring, and capital raising.

Our Advisor (i) assists us in sourcing and negotiating with potential Business Combination targets, (ii) provides business insights when we assess potential Business Combination targets and (iii) upon our request, provides business insights as we work to create additional value in the businesses that we acquire. However, our Advisor has no written advisory agreement with us. Additionally, our Advisor has no other employment or compensation arrangements with us. Moreover, our Advisor is not under any fiduciary obligations to us nor does our Advisor perform Board or committee functions, nor does our Advisor have any voting or decision-making capacity on our behalf. Our Advisor is also not required to devote any specific amount of time to our efforts. Accordingly, if our Advisor becomes aware of a Business Combination opportunity that is suitable for any of the entities to which our Advisor has fiduciary or contractual obligations (including other blank check companies), our Advisor will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential Business Combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

Our board of directors will consist of five members and will be divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B Ordinary Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which will be Mr. White, will expire at our first annual general meeting. The term of office of the second class of directors, which will consist of Messrs. Coates and Smith, will expire at the second annual general meeting. The term of office of the third class of directors, which will consist of Messrs. Glatt and Castaldy, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

We have established the Audit Committee of the Board of Directors. Messrs. Coates, Smith and White serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Messrs. Coates, Smith and White are each independent.

Mr. White serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. White qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

Compensation Committee

We have established the Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Coates, Smith and White. Mr. Smith serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a Compensation Committee of at least two members, all of whom must be independent. Messrs. Coates, Smith and White are each independent.

We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors..

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser or entity. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser or entity, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we would form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Coates, Smith and White. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Charter.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Trading Policies

On May 8, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On May 8, 2025, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report.

Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been and will continue to be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $150,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note. As of December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by an affiliate of our Old Sponsor, and subsequently New Sponsor, in an amount equal to $15,000 per month through the earlier of consummation of the initial Business Combination and our liquidation, pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our independent directors or our Advisor or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our New Sponsor or an affiliate of our New Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of Working Capital Loans that may be made by our New Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to the members of our Management Team. The amount of such compensation may not be known at the time of the proposed Business Combination, because the directors of the post-Business Combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee, which consists solely of independent directors, or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with the post-Business Combination company after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the post-Business Combination company after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with the post-Business Combination company after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 10, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,232,813 shares of our Ordinary Shares, consisting of (i) 14,482,813 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 10, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares have the right to vote on the appointment and removal of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Collective Acquisition Sponsor LLC (1)(2)(3)	-	-	4,475,000	77.8%	-
Elliot Richmond (1)(2)(3)	-	-	4,475,000	77.8%	-
David Bailin (1)	-	-	-	-	-
Jeremy Sziklay (1)	-	-	-	-	-
Ben Coates (4)	-	-	-	-	-
Jeron Smith (4)	-	-	-	-	-
Cecil White III (4)	-	-	-	-	-

All officers and directors as a group (five person)	-	-	5,750,000	77.8%	28.4%

Other 5% Shareholders
Dune Acquisition Holdings II LLC (2)(4)(5)	-	-	1,275,000	22.2%	6.30%
Magnetar Parties (6)	850,000	5.87%	-	-	4.20%
Aristeia Capital, L.L.C. (7)	1,100,000	7.60%	-	-	5.44%
Tenor Parties (8)	1,000,000	6.90%	-	-	4.94%

(1)	The principal business address for this shareholder is c/o Collective Acquisition Sponsor LLC, 12955 Biscayne Boulevard Suite 200 PMB 616, Miami, Florida 33181.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial Business Combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Collective Acquisition Sponsor LLC, the New Sponsor, is the record holder of such Class B Ordinary Shares. Mr. Richmond is the sole managing member of the New Sponsor and holds voting and investment discretion with respect to the Class B Ordinary Shares held of record by the New Sponsor. Mr. Richmond disclaims any beneficial ownership of the securities held by the New Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	The principal business address for this shareholder is c/o Dune Acquisition Holdings II LLC, 700 S. Rosemary Avenue, Suite 204, West Palm Beach, FL 33401.

(5)	Dune Acquisition Holdings II LLC, the Old Sponsor, is the record holder of such Class B Ordinary Shares. Mr. Glatt is the sole managing member of the Old Sponsor and holds voting and investment discretion with respect to the Class B Ordinary Shares held of record by the Old Sponsor. Mr. Glatt disclaims any beneficial ownership of the securities held by the Old Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(6)	The reported position is according to a Schedule 13G filed with the SEC on August 8, 2025 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the Magnetar Funds”): (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Magnetar Waterfront Series A LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)	The reported position is according to a Schedule 13G filed with the SEC on August 14, 2025. The principal business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, Suite 300, Greenwhich, Connecticut 06830.
(8)	The reported position is according to a Schedule 13G filed with the SEC on May 30, 2025 by (i) Tenor Capital Management Company, L.P., a Delaware limited partnership (“Tenor Capital”), (ii) Tenor Opportunity Master Fund, Ltd., a Cayman Islands exempted company (“Tenor Opportunity”), (iii) Robin Shah, a citizen of the United States (“Mr. Shah”, collectively with Tenor Capital and Tenor Opportunity, the “Tenor Parties”), in connection with Public Shares held by Tenor Opportunity. Tenor Capital serves as the investment manager to the Opportunity. Mr. Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the Tenor Parties may be deemed to have shared voting and dispositive power with respect to the Public Shares owned directly by the Tenor Opportunity. The principal business address of each of the Tenor Parties is 810 Seventh Avenue, Suite 1905, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 27, 2024, the Old Sponsor paid $25,000 to cover offering costs in consideration of 6,900,000 Founder Shares. On April 22, 2025, the number of outstanding founder shares was reduced to 5,750,000. Following and as a result of the reduction of Founder Shares, the Old Sponsor is deemed to have purchased the Founder Shares for $0.004 per share.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 14,375,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent approximately 28.4% of the issued and outstanding Ordinary Shares after the Initial Public Offering. Up to 750,000 Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. On May 8, 2025, the Over-Allotment Option was exercised in full and such Founder Shares are no longer subject to forfeiture.

Pursuant to the Private Placement Warrants Purchase Agreement, the Old Sponsor purchased an aggregate of 2,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,000,000 in the Private Placement that closed simultaneously with our Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at $11.50 per share. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in our Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement, including certain transfer restrictions. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants sold in the Initial Public Offering.

On January 30, 2026, we, the New Sponsor, the Old Sponsor, the Sponsor Member, the Non-Managing Members, and the Non-Managing Investors entered into the New Sponsor Purchase Agreement pursuant to which New Sponsor has agreed to purchase from the Sponsor the Transferred Interest, an aggregate of (i) 4,475,000 Class B Ordinary Shares and (ii) 1,000,000 Private Placement Warrants, for an aggregate purchase price of $2,000,000.

Pursuant to the Purchase Agreement, if a definitive business combination agreement is not entered into by the Option Date, May 7, 2026, the Sponsor Member shall be entitled to the Repurchase Right, to repurchase the Transferred Interests from the New Sponsor for a purchase price of $2,000,000. The Repurchase Right may be exercised only during the Option Period, commencing on the Option Date and ending at 5:00 p.m., New York City time, on the date that is five (5) days after the Option Date, by delivery of written notice of exercise to the New Sponsor in accordance with the terms set forth in the Purchase Agreement. If the Sponsor Member does not exercise the Repurchase Right within the Option Period, the Repurchase Right shall automatically terminate and be of no further force or effect.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to each of the New Sponsor Parties, and our advisor, or our or their respective affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Pursuant to the Administrative Services Agreement, commenced on May 6, 2025, through the earlier of consummation of the initial Business Combination and our liquidation, we pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support. For the period from September 13, 2024 (inception) through December 31, 2024, we incurred and paid $20,000 in fees for these services pursuant to the Administrative Services Agreement. Pursuant to the New Sponsor Purchase Agreement and the Joinder to the Administrative Services Agreement, such monthly payments are being made to the New Sponsor.

On September 30, 2024, the Old Sponsor agreed to loan us an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering as pursuant to the IPO Promissory Note. Such IPO Promissory Note was amended and restated on February 27, 2025. This loan was non-interest-bearing and payable on the earlier of June 30, 2025, or the date on which we consummated the Initial Public Offering. We repaid all the outstanding balance of the IPO Promissory Note at the closing of the Initial Public Offering on November 18, 2024. At the time of the Initial Public Offering, the Company had borrowed $150,000 under the IPO Promissory Note. Such IPO Promissory Note was repaid in full at the close of the Initial Public Offering and borrowings under the IPO Promissory Note are no longer allowed.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the New Sponsor or an affiliate of the New Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans unless they are converted into warrants, as described below. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than the New Sponsor or an affiliate of the New Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Each of the New Sponsor Parties, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews, on a quarterly basis, all payments that were made to each of the New Sponsor Parties and to their respective affiliates. Any such payments prior to an initial Business Combination, including any of the foregoing payments to the New Sponsor, repayments of loans from the New Sponsor or repayments of Working Capital Loans, have been and will continue to be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them and any other securities of our Company acquired by them prior to the consummation of our initial Business Combination (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. Notwithstanding anything to the contrary, Clear Street may only make a demand on one occasion and only during the five-year period beginning on the date the sales for the Initial Public Offering commenced. In addition, Clear Street may participate in a “piggy-back” registration only during the seven-year period beginning on the date the sales for the Initial Public Offering commenced. We will bear the expenses incurred in connection with the filing of any such registration statements.

The Old Sponsor Parties and the New Sponsor Parties have also entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if any of the Old Sponsor Parties or the New Sponsor Parties acquired Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, each of the New Sponsor Parties will not propose any amendment to our Amended and Restated Memorandum (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding Public Shares.

Director Independence

The Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Messrs. Coates, Smith and White are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of Grassi & Co., CPAs, P.C, acts as our independent registered public accounting firm. The following is a summary of fees paid to Grassi & Co., CPAs, P.C for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grassi & Co., CPAs, P.C in connection with regulatory filings. The aggregate fees of Grassi & Co., CPAs, P.C for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024 totaled approximately $62,678 and $20,550, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grassi & Co., CPAs, P.C for any audit-related fees for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024.

 Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Grassi & Co., CPAs, P.C for tax services, planning or advice for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Grassi & Co., CPAs, P.C for any other services for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statement

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 606)	F-2
Balance Sheets as of Dember 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-24

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

DUNE ACQUISITION CORPORATION II

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 606)	F-2
Financial Statements:
Balance Sheets as of Dember 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from September 13, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dune Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dune Acquisition Corporation II (the Company) as of December 31, 2025 and 2024 and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company does not have sufficient cash to sustain its operations and the Company’s ability to execute its business plan is dependent upon obtaining additional financing and completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRASSI & CO., CPAs, P.C.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Glastonbury, Connecticut

March 13, 2026

DUNE ACQUISITION CORPORATION II

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$365,751	$13,818
Prepaid expenses	21,265	—
Total current assets	387,016	13,818
Deferred offering costs	—	69,160
Marketable securities held in Trust Account	147,910,775	—
TOTAL ASSETS	$148,297,791	$82,978

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$22,477	$6,230
Accrued offering costs	75,000	13,450
Promissory note – related party	—	75,000
Total current liabilities	97,477	94,680
Deferred underwriting fee payable	5,750,000	—
Total Liabilities	5,847,477	94,680

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 14,375,000 shares at $10.29 per share redemption value	147,910,775	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 107,813 and no shares issued and outstanding (excluding 14,375,000 and no shares subject to possible redemption) at December 31, 2025 and 2024, respectively	11	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2025 and 2024, respectively (1)(2)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,461,047)	(36,702)
Total Shareholders’ Deficit	(5,460,461)	(11,702)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$148,297,791	$82,978

(1)	At December 31, 2024, included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in fully by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 8, 2025, the 750,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On April, 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these financial statements.

DUNE ACQUISITION CORPORATION II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from September 13, 2024 (Inception) through December 31, 2024
Formation and general and administrative costs	$451,915	$36,702
Loss from operations	(451,915)	(36,702)

OTHER INCOME
Income earned on marketable securities held in Trust Account	3,801,400	—
Total other income	3,801,400	—

NET INCOME (LOSS)	$3,349,485	$(36,702)

Basic weighted average shares outstanding, Class A redeemable ordinary shares	9,373,288	—
Basic net income per share, Class A redeemable ordinary shares	$0.22	$—

Diluted weighted average shares outstanding, Class A redeemable ordinary shares	9,373,288	—
Diluted net income per share, Class A redeemable ordinary shares	$0.22	$—

Basic weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares (1)(2)	5,559,341	5,000,000
Basic net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.22	$(0.01)

Diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares (2)	5,820,300	5,000,000
Diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.22	$(0.01)

(1)	Excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in fully by the underwriters at December 31, 2024 (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 8, 2025, the 750,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On April 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

DUNE ACQUISITION CORPORATION II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM SEPTEMBER 13, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 13, 2024 (Inception)	—	$—	—	$—	$ ―	$ ―	$ ―

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	―	25,000

Net loss	—	—	—	—	—	(36,702)	(36,702)
Balance — December 31, 2024(1)(2)	—	—	5,750,000	575	24,425	(36,702)	(11,702)

Issuance of Representative Shares	107,813	11	—	—	(11)	—	—

Sale of 2,000,000 Private Placement Warrants	—	—	—	—	2,000,000	—	2,000,000

Fair value of Public Warrants at issuance	—	—	—	—	970,313	—	970,313

Allocated value of transaction costs to Class A shares	—	—	—	—	(49,402)	—	(49,402)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,945,325)	(8,773,830)	(11,719,155)

Net income	—	—	—	—	—	3,349,485	3,349,485
Balance – December 31, 2025	107,813	$11	5,750,000	$575	$—	$(5,461,047)	$(5,460,461)

(1)	Class B ordinary shares included an aggregate of 750,000 shares subject to forfeiture if the over-allotment option was not exercised fully by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 8, 2025, the 750,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On April 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented (see Note 5).

 The accompanying notes are an integral part of these financial statements.

DUNE ACQUISITION CORPORATION II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from September 13, 2024 (Inception) through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$3,349,485	$(36,702)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,801,400)	—
Payment of operating costs through promissory note	23,500	—
Payment of operating costs through advances from related party	4,320	—
Changes in operating assets and liabilities:
Prepaid expenses	(21,265)	—
Accounts payable and accrued expenses	16,247	6,230
Net cash used in operating activities	(429,113)	(30,472)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(144,109,375)	—
Net cash used in investing activities	(144,109,375)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	143,200,000	—
Proceeds from sale of Private Placement Warrants	2,000,000	—
Repayment of advances from related party	(4,320)	—
Proceeds from promissory note – related party	51,500	75,000
Repayment of promissory note – related party	(150,000)	—
Payment of offering costs	(206,759)	(55,710)
Net cash provided by financing activities	144,890,421	44,290

Net Change in Cash	351,933	13,818
Cash – Beginning of period	13,818	—
Cash – End of period	$365,751	$13,818

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$13,450
Issuance of Class A Representative Shares	$11	$—
Accretion of Class A ordinary shares to redemption value	$11,719,155	$—
Deferred underwriting fee payable	$5,750,000	$—

The accompanying notes are an integral part of these financial statements.

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 13, 2024 (inception) through December 31, 2025 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

The Company will provide the Company’s public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial business combination, all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable) and not previously released to the Company, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially $10.025 per public share.

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Sponsor, New Sponsor (as defined in Note 10), officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Company’s New Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the New Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the New Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the New Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the New Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had operating cash and cash equivalents of $365,751 and a working capital surplus of $289,539. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination.

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Emerging Growth Company (cont.)

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates (cont.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $365,751 and $13,818 in cash as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Marketable Securities Held in Trust Account

At December 31, 2025, substantially all of the assets in the Trust Account amounting to $147,910,775 were held in money market funds which invest in U.S. Treasury securities.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value Measurements (cont.)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Class A Ordinary Shares Subject to Possible Redemption (cont.)

As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to public warrants	(970,313)
Class A ordinary shares issuance costs	(6,588,067)
Plus:
Remeasurement of carrying value to redemption value	11,719,155
Class A ordinary shares subject to possible redemption, December 31, 2025	$147,910,775

Net Income (Loss) per Ordinary Share

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income (Loss) per Ordinary Share (cont.)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Year Ended		For the Period from September 13, 2024 (Inception) through
	December 31, 2025		December 31, 2024
	Class A redeemable	Class A and Class B Non-redeemable	Class A redeemable		Class A and Class B Non-redeemable
Basic net income(loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,102,489	$1,246,996	$	―	$(36,702)
Denominator
Basic weighted average ordinary shares outstanding	9,373,288	5,559,341		―	5,000,000
Basic net income (loss) per ordinary share	$0.22	$0.22	$	―	$(0.01)

	For the Year Ended		For the Period from September 13, 2024 (Inception) through
	December 31, 2025		December 31, 2024
	Class A redeemable	Class A and Class B Non-redeemable	Class A redeemable		Class A and Class B Non-redeemable
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,066,377	$1,283,108	$	―	$(36,702)
Denominator
Diluted weighted average ordinary shares outstanding	9,373,288	5,820,300		―	5,000,000
Diluted net income (loss) per ordinary share	$0.22	$0.22	$	―	$(0.01)

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

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

Warrants — As of December 31, 2025, there were 12,781,250 warrants outstanding, including 10,781,250 public warrants and 2,000,000 Private Placement Warrants.

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 3 — INITIAL PUBLIC OFFERING (cont.)

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 3 — INITIAL PUBLIC OFFERING (cont.)

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

Founder Shares (cont.)

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $150,000, as amended, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of May 8, 2025, the Company had borrowed $150,000 under the promissory note. This amount was repaid at the close of the Initial Public Offering and borrowings under this note are no longer allowed.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, May 6, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $15,000 per month for utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred and paid $120,000 for these fees.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement (cont.)

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. At December 31, 2025, there were 107,813 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2024.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 27, 2024, the Company issued 6,900,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 22, 2025, the Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented. The founder shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On May 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture. At December 31, 2025 and 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7 — SHAREHOLDERS’ DEFICIT (cont.)

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 28.4% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 8 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Assets:
Marketable securities held in Trust account	1	$147,910,775

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 9 — SEGMENT REPORTING

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

The Company’s chief operating decision maker (“CODM”) has been identified as a group that includes the Company’s Chief Financial Officer and Chief Executive Officer, that collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Year Ended December 31, 2025	For the Period from September 13, 2024 (Inception) through December 31, 2024
Formation and general and administrative costs	$451,915	$36,702
Interest earned on marketable securities held in Trust Account	$3,801,400	$—

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and formation and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 30, 2026, Collective Acquisition Sponsor LLC, a Delaware limited liability company (the “New Sponsor”), Dune Acquisition Corporation II, a Cayman Islands exempted company (the “SPAC”), Dune Acquisition Holdings II LLC, a Delaware limited liability company (the “Sponsor”), Carter Glatt, as the managing member of Sponsor (the “Sponsor Member”), certain members of the Sponsor named as signatories thereto (the “Non-Managing Members”) and certain other institutional investors signatories thereto (the “Non-Managing Investors”, together with the Non-Managing Members and the Sponsor Member, the “Old Sponsor Members”) entered into a Purchase and Sponsor Handover Agreement (the “Purchase Agreement”) pursuant to which New Sponsor has agreed to purchase from the Sponsor, an aggregate of (i) 4,475,000 Class B ordinary shares, $0.0001 par value per share and (ii) 1,000,000 private placement warrants of the SPAC (the “Transferred Interests”), for an aggregate purchase price of $2,000,000 (the “Transaction”).

DUNE ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 — SUBSEQUENT EVENTS (cont.)

Pursuant to the Purchase Agreement, if a definitive business combination agreement is not entered into by May 7, 2026 (the “Option Date”), the Sponsor Member shall have the right (but not the obligation) to repurchase the Transferred Interests from the New Sponsor for a purchase price of $2,000,000 (the “Repurchase Right”). The Repurchase Right may be exercised only during the period commencing on the Option Date and ending at 5:00 p.m., New York City time, on the date that is five (5) days after the Option Date (the “Option Period”), by delivery of written notice of exercise to the New Sponsor in accordance with the terms set forth in the Purchase Agreement. If the Sponsor Member does not exercise the Repurchase Right within the Option Period, the Repurchase Right shall automatically terminate and be of no further force or effect.

The closing of the Transaction and such other transactions contemplated by the Purchase Agreement (the “Closing”) occurred on February 5, 2026 (the “Closing Date”). The Closing is conditioned upon the delivery of certain documents, as set forth in the Purchase Agreement, and upon other customary closing conditions.

 Pursuant to the Purchase Agreement, among other matters, effective on the Closing Date:

●	Carter Glatt, Michael Castaldy, Ben Coates, Jeron Smith and Cecil White have agreed to resign from their positions as directors of the SPAC (collectively, the “Resigning Directors”) effective as of Schedule 14F Change in Control Date (as defined below);

●	Carter Glatt and Michael Castaldy have agreed to resign from their positions as officers of the SPAC (together, the “Resigning Officers”);

●	New Sponsor and each of the directors and officers elected by the New Sponsor have agreed to be bound by the terms of the Letter Agreement, dated May 6, 2025, by and among the SPAC, its executive officers, its directors and the Sponsor (the “Letter Agreement”), through a Joinder Agreement;

●	New Sponsor has agreed to assume the obligations of the Sponsor under the Administrative Services Agreement, dated as of May 6, 2025, entered into between the SPAC and the Sponsor, through a Joinder Agreement, and

●	New Sponsor has agreed to become a party to the Registration Rights Agreement, dated as of May 6, 2025, entered into between the SPAC and the Sponsor, through a Joinder Agreement.

Elliot Richmond will serve as Chief Executive Officer and Chief Financial Officer of the SPAC, with David Bailin and Jeremy Sziklay serving as independent directors. Carter Glatt, the former Chairman and CEO of the SPAC, will serve as Special Advisor to the SPAC. Concurrently with Closing, the Resigning Directors will deliver their resignations, effective following the Closing upon expiration of all applicable waiting periods under Section 14(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14f-1 thereunder, and new members of the board of directors of the SPAC (the “Board of Directors”) will be appointed by the New Sponsor. As a result of the foregoing, the Resigning Officers will be replaced by the newly appointed officer and the Resigning Directors will be replaced by a new Board of Directors. On the 10th day following the mailing by the SPAC of an information statement to the stockholders of the SPAC advising them of the Transaction and the other transactions contemplated by the Purchase Agreement, including the change in control of a majority of the Board of Directors, pursuant to Section 14(f) of the Exchange Act, as amended, and Rule 14(f) thereunder (the “Schedule 14F Change in Control Date”), the Resigning Directors will resign as directors and the New Sponsor may appoint new directors.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 6, 2025, by and among the Company and Clear Street LLC, as representative of the several underwriters.(2)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Ordinary Share Certificate.(1)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).(2)
4.4	Warrant Agreement, dated May 6, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(2)
4.5	Description of Registered Securities.*
10.1	Amended and Restated Promissory Note issued to Dune Acquisition Holdings II LLC.(1)
10.2	Securities Subscription Agreement between Dune Acquisition Holdings II LLC and the Registrant.(1)
10.3	Investment Management Trust Agreement, dated May 6, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(2)
10.4	Registration Rights Agreement, dated May 6, 2025, by and between the Company and Dune Acquisition Holdings II LLC(2).
10.5	Private Placement Warrants Purchase Agreement, dated May 6, 2025, by and between the Company and Dune Acquisition Holdings II LLC.(2)
10.6	Letter Agreement, dated May 6, 2025, by and among the Company, its executive officers, its directors and Dune Acquisition Holdings II LLC.(2)
10.7	Administrative Services Agreement, dated May 6, 2025 by and between the Company and Dune Acquisition Holdings II LLC.(2)
10.8	Form of Purchase Agreement, dated January 30, 2026, by and among Collective Capital Management LLC, Dune Acquisition Corporation II, Dune Acquisition Holdings II LLC, Carter Glatt and certain investors signatories thereto.(3)
10.9	Form of Joinder to the Letter Agreement, dated February 5, 2026, by and among the SPAC, its executive officers, its directors and the New Sponsor.(3)
10.10	Joinder to the Administrative Services Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor.(3)
10.11	Joinder to the Registration Rights Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor.(3)
10.12	Form of Indemnity Agreement.(1)
14.1	Code of Ethics.(1)
19.1	Insider Trading Policies and Procedures*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter.(1)
99.2	Compensation Committee Charter.(1)
97.1	Policy Related to Recovery of Erroneously Awarded Compensation*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-285639), filed with the SEC on March 7, 2025.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2026	Dune Acquisition Corporation II

	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Elliot Richmond	Chief Executive Officer and Chief Financial Officer	March 13, 2026
Elliot Richmond	(Principal Executive Officer, and Principal Financial and Accounting Officer)

/s/ Ben Coates	Independent Director	March 13, 2026
Ben Coates

/s/ Jeron Smith	Independent Director	March 13, 2026
Jeron Smith

/s/ Cecil White III	Independent Director	March 13, 2026
Cecil White III