Form 10-Q
period 2026-03-31
COLLECTIVE ACQUISITION CORP.
filed 2026-05-13
CIK 2041047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42607

COLLECTIVE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12955 Biscayne Boulevard Suite 200 PMB 616

Miami, Florida 33181

(Address of principal executive offices)

(561) 489-2062

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

As of May 12, 2026, there were 14,482,813 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COLLECTIVE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets
Cash	$84,207	$365,751
Prepaid expenses	127,360	21,265
Total current assets	211,567	387,016
Marketable securities held in Trust Account	149,211,344	147,910,775
TOTAL ASSETS	$149,422,911	$148,297,791

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$21,935	$22,477
Accrued offering costs	75,000	75,000
Total current liabilities	96,935	97,477
Deferred consulting fees	45,000	—
Deferred legal fees	366,068	—
Deferred underwriting fee payable	5,750,000	5,750,000
Total Liabilities	6,258,003	5,847,477

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value of $10.38 and $10.29 per share at March 31, 2026 and December 31, 2025, respectively	149,211,344	147,910,775

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 107,813 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	11	11
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,047,022)	(5,461,047)
Total Shareholders’ Deficit	(6,046,436)	(5,460,461)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$149,422,911	$148,297,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Formation and general and administrative costs	$585,975	$48,094
Loss from operations	(585,975)	(48,094)

OTHER INCOME
Income earned on marketable securities held in Trust Account	1,300,569	—
Total other income	1,300,569	—

NET INCOME (LOSS)	$714,594	$(48,094)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	14,375,000	—
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$—

Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,857,813	5,000,000
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.04	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	107,813	$11	5,750,000	$575	$—	$(5,461,047)	$(5,460,461)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,300,569)	(1,300,569)

Net income	—	—	—	—	—	714,594	714,594

Balance – March 31, 2026	107,813	$11	5,750,000	$575	$—	$(6,047,022)	$(6,046,436)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025 (1)(2)	—	$—	5,750,000	$575	$24,425	$(36,702)	$(11,702)

Net loss	—	—	—	—	—	(48,094)	(48,094)

Balance – March 31, 2025	—	$—	5,750,000	$575	$24,425	$(84,796)	$(59,796)

(1)	Class B ordinary shares included an aggregate of 750,000 shares subject to forfeiture if the over-allotment option was not exercised fully by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise their over-allotment option on May 8, 2025, the 750,000 Class B ordinary shares are no longer subject to forfeiture.
(2)	On April 22, 2025, the Original Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$714,594	$(48,094)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,300,569)	—
Payment of operating expenses through promissory note – related party	—	23,500
Payment of operating costs through advances from related party	—	4,320
Changes in operating assets and liabilities:
Prepaid expenses	(106,095)	—
Accounts payable and accrued expenses	(542)	5,412
Deferred consulting fees	45,000	—
Deferred legal fees	366,068	—
Net cash used in operating activities	(281,544)	(14,862)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	51,500
Payment of offering costs	—	(49,986)
Net cash provided by financing activities	—	1,514

Net Change in Cash	(281,544)	(13,348)
Cash – Beginning of period	365,751	13,818
Cash – End of period	$84,207	$470

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$16,633
Accretion of Class A ordinary shares to redemption value	$1,300,569	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Formation and Initial Public Offering

Collective Acquisition Corp., (the “Company”), formerly known as Dune Acquisition Corporation II (see Note 10), is a blank check company incorporated as a Cayman Islands exempted company on September 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 13, 2024 (inception) through March 31, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Prior to the Closing Date (as defined below), the Company’s Sponsor was Dune Acquisition Holdings II LLC (the “Original Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 6, 2025. On May 8, 2025, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share (“Public Share”) and three-quarters of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,000,000 Private Placement Warrants (the “Private Placement Warrants”) to the Original Sponsor, at a price of $1.00 per warrant, generating gross proceeds of $2,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Changes in Control of Registrant

On January 30, 2026, Collective Acquisition Sponsor LLC, a Delaware limited liability company (the “New Sponsor”), the Company, the Original Sponsor, Carter Glatt, as the managing member of the Original Sponsor (the “Sponsor Member”), certain members of the Original Sponsor named as signatories thereto (the “Non-Managing Members”) and certain other institutional investors signatories thereto (the “Non-Managing Investors”, together with the Non-Managing Members and the Sponsor Member, the “Original Sponsor Members”) entered into a Purchase and Sponsor Handover Agreement (the “Purchase Agreement”) pursuant to which the New Sponsor has agreed to purchase from the Original Sponsor, an aggregate of (i) 4,475,000 Class B ordinary shares, $0.0001 par value per share and (ii) 1,000,000 private placement warrants of the Company (the “Transferred Interests”), for an aggregate purchase price of $2,000,000 (the “Transaction”).

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

The closing of the Transaction and such other transactions contemplated by the Purchase Agreement (the “Closing”) occurred on February 5, 2026 (the “Closing Date”). The Closing was conditioned upon the delivery of certain documents, as set forth in the Purchase Agreement, and upon other customary closing conditions.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Pursuant to the Purchase Agreement, among other matters, effective on the Closing Date:

●	Carter Glatt, Michael Castaldy, Ben Coates, Jeron Smith and Cecil White agreed to resign from their positions as directors of the Company (collectively, the “Resigning Directors”) effective as of Schedule 14F Change in Control Date (as defined below);

●	Carter Glatt and Michael Castaldy agreed to resign from their positions as officers of the Company (together, the “Resigning Officers”);

●	New Sponsor and each of the directors and officers elected by the New Sponsor agreed to be bound by the terms of the Letter Agreement, dated May 6, 2025, by and among the Company, its executive officers, its directors and the Original Sponsor (the “Letter Agreement”), through a Joinder Agreement;

●	New Sponsor agreed to assume the obligations of the Original Sponsor under the Administrative Services Agreement, dated as of May 6, 2025, entered into between the Company and the Original Sponsor, through a Joinder Agreement; and

●	New Sponsor agreed to become a party to the Registration Rights Agreement, dated as of May 6, 2025, entered into between the Company and the Original Sponsor, through a Joinder Agreement.

On February 5, 2026, Elliot Richmond was appointed as Chief Executive Officer and Chief Financial Officer of the Company and Carter Glatt, the former Chairman and CEO of the Company, became a special advisor. On April 6, 2026, the 10th day following the mailing by the Company of an information statement to the shareholders of the Company advising them of the Transaction and the other transactions contemplated by the Purchase Agreement, including the change in control of a majority of the Board of Directors, pursuant to Section 14(f) of the Exchange Act, as amended, and Rule 14(f) thereunder (the “Schedule 14F Change in Control Date”), the existing members of the board of directors (the “Board”), Carter Glatt, Michael Castaldy, Ben Coates, Jeron Smith and Cecil White, each resigned as directors of the Company, Elliot Richmond was appointed as Chairman of the Board and David Bailin and Jeremy Sziklay were appointed as independent directors of the Board. David Bailin and Jeremy Sziklay each serve as members of the Audit Committee and the Compensation Committee.

The Trust Account and Business Combination

Following the closing of the Initial Public Offering on May 8, 2025, an amount of $144,109,375 ($10.025 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was held in a Trust Account (the “Trust Account”) and was initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; holding these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for taxes payable or up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial business combination, all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable) and not previously released to the Company, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially $10.025 per public share.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

The Original Sponsor, New Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had operating cash and cash equivalents of $84,207 and a working capital surplus of $114,632. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan funds to the Company, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but would not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $84,207 and $365,751 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets in the Trust Account amounting to $149,211,344 and $147,910,775, respectively, were held in money market funds which invest in U.S. Treasury securities.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders equity as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$147,910,775
Plus:
Remeasurement of carrying value to redemption value	1,300,569
Class A ordinary shares subject to possible redemption, March 31, 2026	$149,211,344

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2026		March 31, 2025
	Class A redeemable	Class A and Class B Non-redeemable	Class A redeemable	Class A and Class B Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$507,704	$206,890	$—	$(48,094)
Denominator
Basic and diluted weighted average ordinary shares outstanding	14,375,000	5,857,813	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.01)

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on May 8, 2025, the Company sold 14,375,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share and three-quarters of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire seven years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of March 31, 2026 and December 31, 2025, there were 12,781,250 warrants outstanding, including 10,781,250 public warrants and 2,000,000 Private Placement Warrants.

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on May 8, 2025, the Original Sponsor purchased an aggregate of 2,000,000 Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds of $2,000,000. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. On the Closing Date, pursuant to the Purchase Agreement, the Original Sponsor sold 1,000,000 private placement warrants of the Company to the New Sponsor.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Original Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 27, 2024, the Original Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 6,900,000 founder shares to the Original Sponsor. On April 22, 2025, the Original Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data has been retrospectively presented. Up to 750,000 of the founder shares may be surrendered by the Original Sponsor for no consideration if the underwriters’ over-allotment is not fully exercised. On May 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

The Original Sponsor had agreed to loan the Company an aggregate of up to $150,000, as amended, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of May 8, 2025, the Company had borrowed $150,000 under the promissory note. This amount was repaid at the close of the Initial Public Offering and borrowings under this note are no longer allowed.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, May 6, 2025, the Company entered into an agreement with the Original Sponsor and subsequently New Sponsor or an affiliate of the New Sponsor to pay an aggregate of $15,000 per month for utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026 the Company incurred and paid $45,000 for these fees. There were no fees incurred or paid during the three months ended March 31, 2025

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, following the Closing Date, the New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the military escalations between the United States and Iran, the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. Ongoing military escalation between the United States and Iran has heightened risks to critical infrastructure, shipping routes, and energy supplies. Any further deterioration could drive sustained increases in oil prices, disrupt global trade, contribute to macroeconomic instability, and materially heighten the risk of a global recession. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Risks and Uncertainties (cont.)

Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Iran, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these geopolitical conditions could reduce the pool of viable attractive target candidates for our initial business combination, the military escalations between the United States and Iran, the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Deferred Consulting Fees

On February 11, 2026, the Company entered into an agreement with the proxy solicitor to provide special meeting proxy solicitation agent services. All Fees pursuant to that agreement are due to be paid at closing of the Business Combination. As of and for the three months ended March 31, 2026, the Company incurred $45,000 of deferred fees under this agreement which are classified as a non-current liability in the accompanying condensed balance sheets.

Deferred Legal Fees

As of March 31, 2026 and December 31, 2025, the Company had incurred a total of $366,068 and $0, respectively, of deferred legal fees to be paid to the Company’s legal advisor upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Representative Shares

The Company issued 107,813 Class A ordinary shares (“Representative Shares”) to the underwriter or its designee, for nominal consideration. With regard to the Representative Shares, the underwriters have agreed (i) not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 107,813 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 27, 2024, the Company issued 6,900,000 Class B ordinary shares to the Original Sponsor for $25,000, or approximately $0.004 per share. On April 22, 2025, the Original Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented. The founder shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On May 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture. At March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 28.4% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Original Sponsor or any of its affiliates or to officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 7 — SHAREHOLDERS’ DEFICIT (cont.)

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$149,211,344	$147,910,775

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9 — SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as a group that includes the Company’s Chief Financial Officer and Chief Executive Officer, that collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
Formation and general and administrative costs	$585,975	$48,094
Interest earned on marketable securities held in Trust Account	$1,300,569	$—

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and formation and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below or within these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Change in Officers, Directors and Company Name

Effective as of April 6, 2026, the existing members of the board of directors (the “Board”), Carter Glatt, Michael Castaldy, Ben Coates, Jeron Smith and Cecil White, each resigned as directors of the Company and Elliot Richmond was appointed Chairman of the Board and David Bailin and Jeremy Sziklay were appointed as independent directors of the Board. David Bailin and Jeremy Sziklay each serve as members of the Audit Committee and the Compensation Committee.

On April 21, 2026, the Company held an extraordinary general meeting to approve the change of the name of the Company from “Dune Acquisition Corporation II” to “Collective Acquisition Corp.” and an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to reflect the change of name of the Company (the “Name Change Proposal”). The Name Change Proposal was approved and a copy of such amendment was included in the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2026.

Waiver of Repurchase Right

On May 4, 2026, the Sponsor Member waived his Repurchase Right to repurchase the Transferred Interests from the New Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Collective Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Dune Acquisition Holdings II LLC prior to the Closing and to Collective Acquisition Sponsor LLC after the Closing. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

In 2024, the SEC adopted additional rules and regulations relating to SPACs, which became effective on July 1, 2024, referred herein as the “2024 SPAC Rules”. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our Initial Business Combination and may increase the costs and time related thereto.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 13, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $714,594, which consists of interest income on marketable securities held in the Trust Account of $1,300,569 offset by general and administrative costs of $585,975.

For the three months ended March 31, 2025, we had a net loss of $48,094 which consists of formation and general and administrative costs.

Liquidity, Capital Resources and Going Concern

On May 8, 2025, we consummated the Initial Public Offering of 14,375,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit generating gross proceeds of $143,750,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 2,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to Dune Acquisition Holdings II LLC (the “Sponsor”), generating gross proceeds of $2,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $144,109,375 ($10.025 per Unit) was placed in the Trust Account. We incurred transaction costs of $6,637,469, consisting of $550,000 of a cash underwriting fee, $5,750,000 of deferred underwriting fees and $337,469 of other offering costs.

On January 30, 2026, we, the New Sponsor, the Original Sponsor, the Sponsor Member, the Non-Managing Members, and the Non-Managing Investors entered into the New Sponsor Purchase Agreement pursuant to which New Sponsor has agreed to purchase from the Original Sponsor the Transferred Interest, an aggregate of (i) 4,475,000 Class B Ordinary Shares and (ii) 1,000,000 Private Placement Warrants, for an aggregate purchase price of $2,000,000 (the “Sponsor Transaction”).

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

For the three months ended March 31, 2026, cash used in operating activities was $281,544. Net income of $714,594 was affected by interest earned on marketable securities held in the Trust Account of $1,300,569. Changes in operating assets and liabilities provided $304,431 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $14,862. Net loss of $48,094 was affected by payment of operating expenses through promissory note – related party of $23,500 and the payment of operating costs through advances from related party of $4,320. Changes in operating assets and liabilities provided $5,412 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $149,211,344 (including approximately $5,101,969 of interest income) consisting of money market funds invested in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $84,207. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of March 31, 2026, we had operating cash and cash equivalents of $84,207 and a working capital surplus of $114,632. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with Management’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from the New Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and New Sponsor may, but are not obligated to, loan funds to the Company, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but would not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Original Sponsor and subsequently the New Sponsor for an aggregate of $15,000 per month for utilities and secretarial and administrative support. We began incurring these fees on May 6, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on March 13, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except as we may disclose from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2025, we consummated the Initial Public Offering of 14,375,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. Clear Street LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-285639). The Securities and Exchange Commission declared the registration statements effective on May 6, 2025.

Simultaneous with the closing of the Initial Public Offering, the Original Sponsor consummated the private placement of an aggregate of 2,000,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $2,000,000. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Original Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $144,109,375 ($10.025 per Unit) was placed in the Trust Account.

Transaction costs amounted to $6,637,469, consisting of $550,000 of cash underwriting fees, $5,750,000 of deferred underwriting fees and $337,469 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association of Collective Acquisition Corp., effective April 21, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2026).
10.1	Form of Purchase Agreement, dated January 30, 2026, by and among Collective Acquisition Sponsor LLC, Dune Acquisition Corporation II, Dune Acquisition Holdings II LLC, Carter Glatt and certain investors signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.2	Form of Joinder to the Letter Agreement, dated February 5, 2026, by and among the SPAC, its executive officers, its directors and the New Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.3	Joinder to the Administrative Services Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.4	Joinder to the Registration Rights Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLECTIVE ACQUISITION CORP.

Date: May 12, 2026	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)