Form 10-Q
period 2026-06-30
COLLECTIVE ACQUISITION CORP.
filed 2026-08-07
CIK 2041047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(561) 489-2062

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary and three-quarters of one redeemable warrant	CCAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CCAQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	CCAQW	The Nasdaq Stock Market LLC

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

As of August 4, 2026, there were 14,482,813 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COLLECTIVE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets
Cash	$43,642	$365,751
Prepaid expenses	35,047	21,265
Total current assets	78,689	387,016
Marketable securities held in Trust Account	150,532,077	147,910,775
TOTAL ASSETS	$150,610,766	$148,297,791

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$96,315	$22,477
Accrued expenses – related party	45,000	$—
Accrued offering costs	75,000	75,000
Total current liabilities	216,315	97,477
Deferred consulting fees	27,500	—
Deferred legal fees	1,092,069	—
Deferred underwriting fee payable	5,750,000	5,750,000
Total Liabilities	7,085,884	5,847,477

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 14,375,000 shares at redemption value of $10.47 and $10.29 per share at June 30, 2026 and December 31, 2025, respectively	150,532,077	147,910,775

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 107,813 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	11	11
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,007,781)	(5,461,047)
Total Shareholders’ Deficit	(7,007,195)	(5,460,461)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$150,610,766	$148,297,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$960,759	$112,445	$1,546,734	$160,539
Loss from operations	(960,759)	(112,445)	(1,546,734)	(160,539)

OTHER INCOME
Income earned on marketable securities held in Trust Account	1,320,733	873,464	2,621,302	873,464
Total other income	1,320,733	873,464	2,621,302	873,464

NET INCOME	$359,974	$761,019	$1,074,568	$712,925

Basic weighted average shares outstanding, Class A redeemable ordinary shares	14,375,000	8,465,278	14,375,000	4,232,639
Basic net income per share, Class A redeemable ordinary shares	$0.02	$0.05	$0.05	$0.08

Diluted weighted average shares outstanding, Class A redeemable ordinary shares	14,375,000	8,465,278	14,375,000	4,232,639
Diluted net income per share, Class A redeemable ordinary shares	$0.02	$0.05	$0.05	$0.07

Basic weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,857,813	5,505,157	5,857,813	5,252,578
Basic net income per share, Class A and Class B non-redeemable ordinary shares	$0.02	$0.05	$0.05	$0.08

Diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,857,813	5,813,490	5,857,813	5,781,745
Diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.02	$0.05	$0.05	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	107,813	$11	5,750,000	$575	$—	$(5,461,047)	$(5,460,461)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,300,569)	(1,300,569)

Net income	—	—	—	—	—	714,594	714,594

Balance – March 31, 2026	107,813	11	5,750,000	575	—	(6,047,022)	(6,046,436)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,320,733)	(1,320,733)

Net income	—	—	—	—	—	359,974	359,974

Balance – June 30, 2026	107,813	$11	5,750,000	$575	$—	$(7,007,781)	$(7,007,195)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	5,750,000	$575	$24,425	$(36,702)	$(11,702)

Net loss	—	—	—	—	—	(48,094)	(48,094)

Balance – March 31, 2025	—	—	5,750,000	575	24,425	(84,796)	(59,796)

Issuance of Representative Shares	107,813	11	—	—	(11)	—	—

Sale of 2,000,000 Private Placement Warrants	—	—	—	—	2,000,000	—	2,000,000

Fair value of Public Warrants at issuance	—	—	—	—	970,313	—	970,313

Allocated value of transaction costs to Class A shares	—	—	—	—	(49,402)	—	(49,402)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,945,325)	(5,845,894)	(8,791,219)

Net income	—	—	—	—	—	761,019	761,019

Balance – June 30, 2025	107,813	$11	5,750,000	$575	$—	$(5,169,671)	$(5,169,085)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,074,568	$712,925
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,621,302)	(873,464)
Payment of operating expenses through promissory note – related party	—	23,500
Payment of operating costs through advances from related party	—	4,320
Changes in operating assets and liabilities:
Prepaid expenses	(13,782)	(51,722)
Prepaid insurance	—	(28,504)
Accounts payable and accrued expenses	73,838	7,836
Accrued expenses – related party	45,000	—
Deferred consulting fees	27,500	—
Deferred legal fees	1,092,069	—
Net cash used in operating activities	(322,109)	(205,109)

Cash Flows from Financing Activities:
Investment of cash in Trust Account	—	(144,109,375)
Net cash used in investing activities	—	(144,109,375)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	143,200,000
Proceeds from sale of Private Placement Warrants	—	2,000,000
Repayment of advances from related party	—	(4,320)
Proceeds from promissory note – related party	—	51,500
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(206,759)
Net cash provided by financing activities	—	144,890,421

Net Change in Cash	(322,109)	575,937
Cash – Beginning of period	365,751	13,818
Cash – End of period	$43,642	$589,755

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$75,000
Issuance of Class A Representative Shares	$—	$11
Accretion of Class A ordinary shares to redemption value	$2,621,302	$8,791,219
Deferred underwriting fee payable	$—	$5,750,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Formation and Initial Public Offering

Collective Acquisition Corp., (the “Company”), formerly known as Dune Acquisition Corporation II, is a blank check company incorporated as a Cayman Islands exempted company on September 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 13, 2024 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Changes in Control of Registrant (cont.)

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Trust Account and Business Combination (cont.)

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had operating cash and cash equivalents of $43,642 and a working capital deficit of $137,626. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Liquidity, Capital Resources and Going Concern (cont.)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan funds to the Company, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but would not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time, which is considered to be the earlier of, the liquidation date of August 8, 2027 or within one year after the date that the accompanying unaudited condensed financial statements are issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $43,642 and $365,751 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets in the Trust Account amounting to $150,532,077 and $147,910,775, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes (cont.)

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$147,910,775
Plus:
Remeasurement of carrying value to redemption value	2,621,302
Class A ordinary shares subject to possible redemption, June 30, 2026	$150,532,077

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$255,754	$104,220	$461,134	$299,885	$763,459	$311,109	$318,132	$394,793
Denominator
Basic weighted average ordinary shares outstanding	14,375,000	5,857,813	8,465,278	5,505,157	14,375,000	5,857,813	4,232,639	5,252,578
Basic net income per ordinary share	$0.02	$0.02	$0.05	$0.05	$0.05	$0.05	$0.08	$0.08

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income per Ordinary Share (cont.)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$255,754	$104,220	$451,176	$309,843	$763,459	$311,109	$301,322	$411,603
Denominator
Diluted weighted average ordinary shares outstanding	14,375,000	5,857,813	8,465,278	5,813,490	14,375,000	5,857,813	4,232,639	5,781,745
Diluted net income per ordinary share	$0.02	$0.02	$0.05	$0.05	$0.05	$0.05	$0.07	$0.07

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 12,781,250 warrants outstanding, including 10,781,250 public warrants and 2,000,000 Private Placement Warrants.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, May 6, 2025, the Company entered into an agreement with the Original Sponsor and subsequently New Sponsor or an affiliate of the New Sponsor to pay an aggregate of $15,000 per month for utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026 the Company incurred $45,000 and $90,000, respectively, for these fees, of which $45,000 is included in the accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2025, the Company incurred and paid $30,000 in fees for these services.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, following the Closing Date, the New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

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

Deferred Consulting Fees

On February 11, 2026, the Company entered into an agreement with the proxy solicitor to provide special meeting proxy solicitation agent services. All Fees pursuant to that agreement are due to be paid at closing of the Business Combination. As of June 30, 2026, the Company incurred $27,500 of deferred fees under this agreement which are classified as a non-current liability in the accompanying condensed balance sheets.

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had incurred a total of $1,092,069 and $0, respectively, of deferred legal fees to be paid to the Company’s legal advisor upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 107,813 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 27, 2024, the Company issued 6,900,000 Class B ordinary shares to the Original Sponsor for $25,000, or approximately $0.004 per share. On April 22, 2025, the Original Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented. The founder shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On May 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture. At June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$150,532,077	$147,910,775

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

JUNE 30, 2026

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2026	2025	2026	2025
General and administrative costs	$960,759	$112,445	$1,546,734	$160,539
Interest earned on marketable securities held in Trust Account	$1,320,733	$873,464	$2,621,302	$873,464

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

On July 17, 2026, the Company entered into a non-interest bearing promissory note with its New Sponsor, pursuant to which the New Sponsor may loan up to $500,000 to fund the Company’s costs and expenses reasonably related to its Business Combination. The note is payable upon the earlier of: (i) the date the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The New Sponsor has the right (but not the obligation) to convert all or any portion of the outstanding and unpaid principal amount into warrants of the Company equivalent to the private placement warrants issued by the Company in connection with its Initial Public Offering (together with any replacement securities issued by the successor public company to the Company in the Business Combination) at a conversion price of $1.00 per warrant. As of the filing date of this Quarterly Report on Form 10-Q, $200,000 had been drawn under the promissory note.

Effective July 17, 2026, the Board of Directors of the Company approved the following changes to the Company’s management: (i) Maximilian Staedtler was appointed to serve as Chief Financial Officer of the Company, effective July 17, 2026, and (ii) Elliot Richmond resigned as the Chief Financial Officer of the Company, effective July 17, 2026.

On August 4, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to consider and vote upon certain matters set forth in the definitive proxy statement related to the Extension Meeting filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2026 (the “Proxy Statement”). At the Extension Meeting, the Company’s shareholders approved a proposal to amend the Company's Second Amended and Restated Memorandum and Articles of Association (the “Articles”) to reflect the extension of the date by which the Company must consummate an initial business combination from August 8, 2026 (the “Current Termination Date”) to August 8, 2027 or such earlier date as determined by the Company’s board of directors, for a total extension of up to twelve (12) months after the Current Termination Date.

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

Recent Developments

On July 17, 2026, the Company entered into a non-interest bearing promissory note with its Sponsor, pursuant to which the Sponsor may loan up to $500,000 to fund the Company’s costs and expenses reasonably related to its Business Combination. The note is payable upon the earlier of: (i) the date the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The Sponsor has the right (but not the obligation) to convert all or any portion of the outstanding and unpaid principal amount into warrants of the Company equivalent to the private placement warrants issued by the Company in connection with its Initial Public Offering (together with any replacement securities issued by the successor public company to the Company in the Business Combination) at a conversion price of $1.00 per warrant. As of the filing date of this Quarterly Report on Form 10-Q, $200,000 had been drawn under the promissory note.

Effective July 17, 2026, the Board of Directors of the Company approved the following changes to the Company’s management: (i) Maximilian Staedtler was appointed to serve as Chief Financial Officer of the Company, effective July 17, 2026, and (ii) Elliot Richmond resigned as the Chief Financial Officer of the Company, effective July 17, 2026.

On August 4, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to consider and vote upon certain matters set forth in the definitive proxy statement related to the Extension Meeting filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2026 (the “Proxy Statement”). At the Extension Meeting, the Company’s shareholders approved a proposal to amend the Company's Second Amended and Restated Memorandum and Articles of Association (the “Articles”) to reflect the extension of the date by which the Company must consummate an initial business combination from August 8, 2026 (the “Current Termination Date”) to August 8, 2027 or such earlier date as determined by the Company’s board of directors, for a total extension of up to twelve (12) months after the Current Termination Date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 13, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $359,974, which consists of interest income on marketable securities held in the Trust Account of $1,320,733 offset by general and administrative costs of $960,759.

For the six months ended June 30, 2026, we had net income of $1,074,568, which consists of interest income on marketable securities held in the Trust Account of $2,621,302 offset by general and administrative costs of $1,546,734.

For the three months ended June 30, 2025, we had net income of $761,019, which consists of interest income on marketable securities held in the Trust Account of $873,464 offset by general and administrative costs of $112,445.

For the six months ended June 30, 2025, we had a net income of $712,925, which consists of interest income on marketable securities held in the Trust Account of $873,464 offset by general and administrative costs of $160,539.

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

For the six months ended June 30, 2026, cash used in operating activities was $322,109. Net income of $1,074,568 was affected by interest earned on marketable securities held in the Trust Account of $2,621,302. Changes in operating assets and liabilities provided $1,224,625 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $205,109. Net income of $712,925 was affected by interest earned on marketable securities held in the Trust Account of $873,464 offset by the payment of offering costs through promissory note – related party of $23,500 and the payment of operating costs through advances from related party of $4,320. Changes in operating assets and liabilities used $72,390 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $150,532,077 (including approximately $6,422,702 of interest income) consisting of money market funds invested in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had operating cash and cash equivalents of $43,642 and a working capital deficit of $137,626. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our Management’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, we may need to raise additional capital through loans or additional investments from our New Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and New Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but would not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Our liquidity condition raises substantial doubt about our ability to continue as a going concern for a period of time, which is considered to be the earlier of, the liquidation date of August 8, 2027 or within one year after the date that the accompanying unaudited condensed financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association of Collective Acquisition Corp., effective April 21, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2026).
10.1	Form of Purchase Agreement, dated January 30, 2026, by and among Collective Acquisition Sponsor LLC, Dune Acquisition Corporation II, Dune Acquisition Holdings II LLC, Carter Glatt and certain investors signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.2	Form of Joinder to the Letter Agreement, dated February 5, 2026, by and among the SPAC, its executive officers, its directors and the New Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.3	Joinder to the Administrative Services Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.4	Joinder to the Registration Rights Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.5	Promissory Note issued by Collective Acquisition Corp. in favor of Collective Acquisition Sponsor LLC, dated July 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLECTIVE ACQUISITION CORP.

Date: August 7, 2026	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Maximilian Staedtler
	Name:	Maximilian Staedtler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)