Form 10-Q
period 2026-09-30
COLLECTIVE ACQUISITION CORP.
filed 2026-11-12
CIK 2041047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(561) 489-2062

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and three-quarters of one redeemable warrant	CCAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CCAQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	CCAQW	The Nasdaq Stock Market LLC

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

As of November 6, 2026, there were 5,119,501 Class A ordinary shares, $0.0001 par value and 2,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COLLECTIVE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets
Cash	$1,973	$365,751
Prepaid expenses	14,541	21,265
Total current assets	16,514	387,016
Marketable securities held in Trust Account	16,088,528	147,910,775
TOTAL ASSETS	$16,105,042	$148,297,791

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$36,987	$22,477
Accrued expenses – related party	90,000	—
Accrued offering costs	—	75,000
Working capital loans – related party	250,000	—
Deferred consulting fees	55,000	—
Deferred legal fees	2,432,551	—
Total current liabilities	2,864,538	97,477
Deferred underwriting fee payable	604,675	5,750,000
Total Liabilities	3,469,213	5,847,477

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 1,511,688 and 14,375,000 shares at redemption value of approximately $10.64 and $10.29 per share at September 30, 2026 and December 31, 2025, respectively	16,088,528	147,910,775

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,607,813 and 107,813 shares issued and outstanding (excluding 1,511,688 and 14,375,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	361	11
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,250,000 and 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	225	575
Additional paid-in capital	—	—
Accumulated deficit	(3,453,285)	(5,461,047)
Total Shareholders’ Deficit	(3,452,699)	(5,460,461)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$16,105,042	$148,297,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$1,530,361	$179,282	$3,077,095	$339,821
Loss from operations	(1,530,361)	(179,282)	(3,077,095)	(339,821)

OTHER INCOME
Income earned on marketable securities held in Trust Account	686,092	1,514,706	3,307,394	2,388,170
Total other income	686,092	1,514,706	3,307,394	2,388,170

NET (LOSS) INCOME	$(844,269)	$1,335,424	$230,299	$2,048,349

Basic weighted average shares outstanding, Class A redeemable ordinary shares	7,244,251	14,375,000	11,971,964	7,663,143
Basic net (loss) income per share, Class A redeemable ordinary shares	$(0.06)	$0.07	$0.01	$0.16

Diluted weighted average shares outstanding, Class A redeemable ordinary shares	7,244,251	14,375,000	11,971,964	7,663,143
Diluted net (loss) income per share, Class A redeemable ordinary shares	$(0.06)	$0.07	$0.01	$0.15

Basic weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,857,813	5,857,813	5,857,813	5,457,290
Basic net (loss) income per share, Class A and Class B non-redeemable ordinary shares	$(0.06)	$0.07	$0.01	$0.16

Diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,857,813	5,857,813	5,857,813	5,807,474
Diluted net (loss) income per share, Class A and Class B non-redeemable ordinary shares	$(0.06)	$0.07	$0.01	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	107,813	$11	5,750,000	$575	$—	$(5,461,047)	$(5,460,461)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,300,569)	(1,300,569)
Net income	—	—	—	—	—	714,594	714,594
Balance – March 31, 2026	107,813	11	5,750,000	575	—	(6,047,022)	(6,046,436)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,320,733)	(1,320,733)
Net income	—	—	—	—	—	359,974	359,974
Balance – June 30, 2026	107,813	11	5,750,000	575	—	(7,007,781)	(7,007,195)
Reduction of deferred underwriting fee payable	—	—	—	—	34,731	5,110,594	5,145,325
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(34,731)	(711,829)	(746,560)
Conversion of Class B ordinary shares to Class A ordinary shares	3,500,000	350	(3,500,000)	(350)	—	—	—
Net loss	—	—	—	—	—	(844,269)	(844,269)
Balance – September 30, 2026	3,607,813	$361	2,250,000	$225	$—	$(3,453,285)	$(3,452,699)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	5,750,000	$575	$24,425	$(36,702)	$(11,702)
Net loss	—	—	—	—	—	(48,094)	(48,094)
Balance – March 31, 2025	—	—	5,750,000	575	24,425	(84,796)	(59,796)
Issuance of Representative Shares	107,813	11	—	—	(11)	—	—
Sale of 2,000,000 Private Placement Warrants	—	—	—	—	2,000,000	—	2,000,000
Fair value of Public Warrants at issuance	—	—	—	—	970,313	—	970,313
Allocated value of transaction costs to Public and Private Placement Warrants	—	—	—	—	(49,402)	—	(49,402)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,945,325)	(5,845,894)	(8,791,219)
Net income	—	—	—	—	—	761,019	761,019
Balance – June 30, 2025	107,813	11	5,750,000	575	—	(5,169,671)	(5,169,085)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,514,706)	(1,514,706)
Net income	—	—	—	—	—	1,335,424	1,335,424
Balance – September 30, 2025	107,813	$11	5,750,000	$575	$—	$(5,348,953)	$(5,348,367)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$230,299	$2,048,349
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,307,394)	(2,388,170)
Payment of operating expenses through promissory note – related party	—	23,500
Payment of operating costs through advances from related party	—	4,320
Changes in operating assets and liabilities:
Prepaid expenses	6,724	(76,133)
Prepaid insurance	—	—
Accounts payable and accrued expenses	14,510	(4,828)
Accrued expenses – related party	90,000	—
Deferred consulting fees	55,000	—
Deferred legal fees	2,432,551	—
Net cash used in operating activities	(478,310)	(392,962)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(60,468)	(144,109,375)
Cash withdrawn from Trust Account in connection with redemption	135,190,109	—
Net cash provided by (used in) investing activities	135,129,641	(144,109,375)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	143,200,000
Proceeds from sale of Private Placement Warrants	—	2,000,000
Repayment of advances from related party	—	(4,320)
Proceeds from working capital loans – related party	250,000	—
Proceeds from promissory note – related party	—	51,500
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	(75,000)	(206,759)
Redemption of Class A ordinary shares	(135,190,109)	—
Net cash (used in) provided by financing activities	(135,015,109)	144,890,421

Net Change in Cash	(363,778)	388,084
Cash – Beginning of period	365,751	13,818
Cash – End of period	$1,973	$401,902

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$75,000
Issuance of Class A Representative Shares	$—	$11
Accretion of Class A ordinary shares to redemption value	$3,367,862	$10,305,925
Deferred underwriting fee payable	$—	$5,750,000
Reduction of deferred underwriting fee payable	$5,145,325	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 13, 2024 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Prior to the Closing Date (as defined below), the Company’s Sponsor was Dune Acquisition Holdings II LLC (the “Original Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 6, 2025 (the “IPO Registration Statement”). On May 8, 2025, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share (“Public Share”) and three-quarters of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,000,000 Private Placement Warrants (the “Private Placement Warrants”) to the Original Sponsor, at a price of $1.00 per warrant, generating gross proceeds of $2,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Extension of Term and Change in Permitted Withdrawals

On August 4, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to consider and vote upon certain matters set forth in the definitive proxy statement related to the Extension Meeting filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2026 (the “Proxy Statement”). At the Extension Meeting, the Company’s shareholders approved to amend the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Articles”) to (i) reflect the extension of the date by which the Company must consummate an initial business combination from August 8, 2026 (the “Current Termination Date”) to August 8, 2027 (the “Extended Termination Date”) or such earlier date as determined by the Company’s board of directors, for a total extension of up to twelve (12) months after the Current Termination Date and (ii) reduce the permitted withdrawal for dissolution expenses from $100,000 to $50,000.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Extension of Term and Change in Permitted Withdrawals (cont.)

In connection with the Extension Meeting, shareholders holding 12,863,312 Class A ordinary shares exercised their right to redeem their shares for cash at an approximate price of $10.51 per share of the funds in the Trust Account. As a result, $135,190,109 was withdrawn from the Trust Account to pay such holders, leaving $15,887,453 remaining in the Trust Account on the date of redemption.

Additionally, at the Extension Meeting, the New Sponsor, as defined below, or its designees agreed to deposit into the Trust Account, as a loan, on each of the Current Termination Date and the 5th day of each subsequent calendar month until (but excluding) the Extended Termination Date, or such earlier date as determined by the Company’s board of directors (each, a “Contribution Date”), the lesser of (x) $35,000 or (y) $0.02 per public share multiplied by the number of public shares outstanding on the applicable Contribution Date (each, an “Extension Contribution”). As of September 30, 2026, an aggregate of $60,468 of Extension Contributions had been deposited into the Trust Account. The amounts were funded through draws under the Company’s Working Capital Loans (see Note 5).

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

Pursuant to the Purchase Agreement, among other matters, effective on the Closing Date:

●	Carter Glatt, Michael Castaldy, Ben Coates, Jeron Smith and Cecil White agreed to resign from their positions as directors of the Company (collectively, the “Resigning Directors”) effective as of April 6, 2026;

●	Carter Glatt and Michael Castaldy agreed to resign from their positions as officers of the Company (together, the “Resigning Officers”);

●	New Sponsor and each of the directors and officers elected by the New Sponsor agreed to be bound by the terms of the Letter Agreement, dated May 6, 2025, by and among the Company, its executive officers, its directors and the Original Sponsor (the “Letter Agreement”), through a joinder agreement;

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Waiver of Repurchase Right

On May 4, 2026, the Sponsor Member waived his Repurchase Right to repurchase the Transferred Interests from the New Sponsor.

The Trust Account and Business Combination

Following the closing of the Initial Public Offering on May 8, 2025, an amount of $144,109,375 ($10.025 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was held in a Trust Account (the “Trust Account”) and was initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; holding these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for taxes payable or up to $50,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination, as amended through the Extended Termination Date, within 27 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had operating cash of $1,973 and a working capital deficit of $2,848,024. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Liquidity, Capital Resources and Going Concern (cont.)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan funds to the Company, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but would not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time, which is considered to be the earlier of, the liquidation date of August 8, 2027 or within one year after the date that the accompanying unaudited condensed financial statements are issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,973 and $365,751 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

At September 30, 2026 and December 31, 2025, all of the assets in the Trust Account amounting to $16,088,528 and $147,910,775, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$147,910,775
Less:
Redemptions	(135,190,109)
Plus:
Remeasurement of carrying value to redemption value	3,367,862
Class A ordinary shares subject to possible redemption, September 30, 2026	$16,088,528

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income (loss) per ordinary share for the periods presented. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from net (loss) income per Ordinary Share as the redemption value approximates fair value.

For the nine months ended September 30, 2025, basic net income per Class A and B non-redeemable ordinary shares include the founder shares, with founders shares no longer subject to forfeiture included beginning on May 8, 2025, the date the over-allotment option was fully exercised. Diluted net income per Class A and B non-redeemable ordinary share treats the founder shares as outstanding as of the beginning of the period in which the contingent condition was satisfied. Accordingly, upon the exercise of the over-allotment option on May 8, 2025, the founder shares are included in the calculation of diluted net income per Class A and B non-redeemable ordinary share as if outstanding from the beginning of the period on January 1, 2025.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net (Loss) Income per Ordinary Share (cont.)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(466,804)	$(377,465)	$948,791	$386,633	$154,636	$75,663	$1,196,362	$851,987
Denominator
Basic weighted average ordinary shares outstanding	7,244,251	5,857,813	14,375,000	5,857,813	11,971,964	5,857,813	7,663,143	5,457,290
Basic net income (loss) per ordinary share	$(0.06)	$(0.06)	$0.07	$0.07	$0.01	$0.01	$0.16	$0.16

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable	Class A Redeemable	Class A and Class B Non-redeemable
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(466,804)	$(377,465)	$948,791	$386,633	$154,636	$75,663	$1,165,262	$883,087
Denominator
Diluted weighted average ordinary shares outstanding	7,244,251	5,857,813	14,375,000	5,857,813	11,971,964	5,857,813	7,663,143	5,807,474
Diluted net income (loss) per ordinary share	$(0.06)	$(0.06)	$0.07	$0.07	$0.01	$0.01	$0.15	$0.15

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 3 — INITIAL PUBLIC OFFERING (cont.)

Warrants — As of September 30, 2026 and December 31, 2025, there were 12,781,250 warrants outstanding, including 10,781,250 Public Warrants and 2,000,000 Private Placement Warrants.

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Promissory Note — Related Party

The Original Sponsor had agreed to loan the Company an aggregate of up to $150,000, as amended, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of May 8, 2025, the Company had borrowed $150,000 under the promissory note. This amount was repaid at the close of the Initial Public Offering and borrowings under this note are no longer allowed.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, May 6, 2025, the Company entered into an agreement with the Original Sponsor and subsequently New Sponsor or an affiliate of the New Sponsor to pay an aggregate of $15,000 per month for utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $135,000, respectively, for these fees, of which $90,000 is included in accrued expenses – related party in the accompanying condensed balance sheets. For the three months ended September 30, 2025, the Company incurred and paid $45,000 and $90,000, respectively, for these fees. For the nine months ended September 30, 2025, the Company incurred and paid $75,000 and $120,000, respectively, of which $45,000 is included in the prepaid expenses under the accompanying condensed balance sheets.

Working Capital Loans — Related Party

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 5 — RELATED PARTY TRANSACTIONS (cont.)

Working Capital Loans — Related Party (cont.)

On July 17, 2026, the Company entered into a non-interest bearing promissory note with its New Sponsor, pursuant to which the New Sponsor may loan up to $500,000 to fund the Company’s costs and expenses reasonably related to its Business Combination. The note is payable upon the earlier of: (i) the date the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The New Sponsor has the right (but not the obligation) to convert all or any portion of the outstanding and unpaid principal amount into warrants of the Company equivalent to the private placement warrants issued by the Company in connection with its Initial Public Offering (together with any replacement securities issued by the successor public company to the Company in the Business Combination) at a conversion price of $1.00 per warrant. As of September 30, 2026, the Company had borrowed $250,000 under the promissory note which is included in working capital loans – related party in the accompanying condensed balance sheets. As of December 31, 2025, no such Working Capital Loans were outstanding.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these geopolitical conditions could reduce the pool of viable attractive target candidates for the Company’s initial business combination. The military escalations between the United States and Iran, the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) private placement warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of its securities held and any other securities of the company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

In addition, the underwriters are also entitled to a deferred underwriting discount of $0.40 per unit, or up to $5,750,000 from the closing of the Initial Public Offering, payable to the underwriters for deferred underwriting commissions and will be placed in the Trust Account. The $0.40 per unit will become payable to the underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination. In connection with the redemption of 12,863,312 Class A ordinary shares at the Extension Meeting, the deferred underwriting fee payable was reduced by $5,145,325, or $0.40 per redeemed share, pursuant to the terms of the underwriting agreement. The reduction was allocated between the Class A ordinary shares and the Public Warrants consistent with the allocation of the deferred underwriting fee at the Initial Public Offering, of which $5,110,594 was recorded to accumulated deficit and $34,731 was recorded to additional paid-in capital. As of September 30, 2026 and December 31, 2025, the deferred underwriting fee payable was $604,675 and $5,750,000, respectively.

Deferred Consulting Fees

On February 11, 2026, the Company entered into an agreement with the proxy solicitor to provide special meeting proxy solicitation agent services. All Fees pursuant to that agreement are due to be paid at closing of the Business Combination. As of September 30, 2026, the Company incurred $55,000 of deferred fees under this agreement which are classified as a current liability in the accompanying condensed balance sheets.

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had incurred deferred legal fees of $2,432,551 and $0, respectively, with payment due at the closing of the Business Combination or the Company’s liquidation. The deferred legal fees are classified as a current liability in the accompanying condensed balance sheets.

Representative Shares

The Company issued 107,813 Class A ordinary shares (“Representative Shares”) to the underwriter or its designee, for nominal consideration. With regard to the Representative Shares, the underwriters have agreed (i) not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete its initial Business Combination, as amended through the Extended Termination Date, within 27 months from the closing of the Initial Public Offering.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 3,607,813 and 107,813 Class A ordinary shares issued and outstanding, excluding 1,511,688 and 14,375,000 Class A ordinary shares subject to possible redemption, respectively. On August 13, 2026, the Company issued an aggregate of 3,500,000 Class A ordinary shares to the New Sponsor, upon the conversion (the “Conversion”) of an equal number of Class B ordinary shares held by the New Sponsor. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination as described in the final prospectus filed with the Securities and Exchange Commission by the Company on May 8, 2025, in connection with the Company’s initial public offering. No consideration was paid in connection with the Conversion.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 27, 2024, the Company issued 6,900,000 Class B ordinary shares to the Original Sponsor for $25,000, or approximately $0.004 per share. On April 22, 2025, the Original Sponsor surrendered 1,150,000 Class B ordinary shares, where the number of outstanding founder shares was reduced to 5,750,000 in the aggregate. All share and per share data have been retrospectively presented. The founder shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On May 8, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture. On August 13, 2026, in connection with the Conversion 3,500,000 Class B Ordinary Shares were converted to Class A Ordinary Shares. At September 30, 2026 and December 31, 2025, there were 2,250,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$16,088,528	$147,910,775

COLLECTIVE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8 — FAIR VALUE MEASUREMENTS (cont.)

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2026	2025	2026	2025
General and administrative costs	$1,530,361	$179,282	$3,077,095	$339,821
Interest earned on marketable securities held in Trust Account	$686,092	$1,514,706	$3,307,394	$2,388,170

The key measures of segment profit or loss reviewed by the Company’s CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

On October 5, 2026 and November 2, 2026, the Company drew $50,000 on each date under the promissory note for working capital loans. As of the date these unaudited condensed financial statements were issued, aggregate drawdowns from the promissory note amounted to $350,000.

On October 8, 2026 and November 3, 2026, New Sponsor deposited approximately $30,234 into the Trust Account on each date, for an aggregate of $60,468, as Extension Contributions in connection with the Extension. As of the date these unaudited condensed financial statements were issued, aggregate Extension Contributions of $120,935 had been deposited into the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Collective Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Dune Acquisition Holdings II LLC (the “Original Sponsor”) prior to the Closing and to Collective Acquisition Sponsor LLC (the “New Sponsor”) after the Closing. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

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

We may seek to extend the Completion Window consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require SPACs (such as us) to complete our initial Business Combination within 36 months following the effective date of our IPO Registration Statement. If we do not meet such 36-month requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

On August 4, 2026, we held an extraordinary general meeting of shareholders (the “Extension Meeting”) to consider and vote upon certain matters set forth in the definitive proxy statement related to the Extension Meeting filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2026 (the “Proxy Statement”). At the Extension Meeting, our shareholders approved to amend our Second Amended and Restated Memorandum and Articles of Association (the “Articles”) to (i) reflect the extension of the date by which we must consummate an initial business combination from August 8, 2026 (the “Current Termination Date”) to August 8, 2027 (the “Extended Termination Date”) or such earlier date as determined by our board of directors, for a total extension of up to twelve (12) months after the Current Termination Date and (ii) reduce the permitted withdrawal for dissolution expenses from $100,000 to $50,000.

In connection with the Extension Meeting, shareholders holding 12,863,312 Class A ordinary shares exercised their right to redeem their shares for cash at an approximate price of $10.51 per share of the funds in the Trust Account. As a result, $135,190,109 was withdrawn from the Trust Account to pay such holders, leaving $15,887,453 remaining in the Trust Account on the date of redemption.

Additionally, at the Extension Meeting, our New Sponsor or its designees agreed to deposit into the Trust Account, as a loan, on each of the Current Termination Date and the 5th day of each subsequent calendar month until (but excluding) the Extended Termination Date, or such earlier date as determined by our board of directors (each, a “Contribution Date”), the lesser of (x) $35,000 or (y) $0.02 per public share multiplied by the number of public shares outstanding on the applicable Contribution Date (each, an “Extension Contribution”). As of September 30, 2026, an aggregate of $60,468 of Extension Contributions had been deposited into the Trust Account. These amounts were funded through draws under our Working Capital Loans.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 13, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $844,269, which consists of general and administrative costs of $1,530,361 offset by interest income on marketable securities held in the Trust Account of $686,092.

For the nine months ended September 30, 2026, we had net income of $230,299, which consists of interest income on marketable securities held in the Trust Account of $3,307,394 offset by general and administrative costs of $3,077,095.

For the three months ended September 30, 2025, we had net income of $1,335,424, which consists of interest income on marketable securities held in the Trust Account of $1,514,706 offset by general and administrative costs of $179,282.

For the nine months ended September 30, 2025, we had a net income of $2,048,349 which consists of interest income on marketable securities held in the Trust Account of $2,388,170 offset by general and administrative costs of $339,821.

Liquidity, Capital Resources and Going Concern

On May 8, 2025, we consummated the Initial Public Offering of 14,375,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, at $10.00 per Unit generating gross proceeds of $143,750,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 2,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Original Sponsor, generating gross proceeds of $2,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $144,109,375 ($10.025 per Unit) was placed in the Trust Account. We incurred transaction costs of $6,637,469, consisting of $550,000 of a cash underwriting fee, $5,750,000 of deferred underwriting fees and $337,469 of other offering costs.

On January 30, 2026, we, the New Sponsor, the Original Sponsor, the Sponsor Member, the Non-Managing Members, and the Non-Managing Investors entered into the Purchase Agreement pursuant to which New Sponsor has agreed to purchase from the Original Sponsor the Transferred Interests, an aggregate of (i) 4,475,000 Class B Ordinary Shares and (ii) 1,000,000 Private Placement Warrants, for an aggregate purchase price of $2,000,000 (the “Transaction”).

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

The closing of the Transaction and such other transactions contemplated by the Purchase Agreement occurred on February 5, 2026 (the “Closing”).

On May 4, 2026, the Sponsor Member waived his Repurchase Right to repurchase the Transferred Interests from the New Sponsor.

For the nine months ended September 30, 2026, cash used in operating activities was $478,310. Net income of $230,299 was affected by interest earned on marketable securities held in the Trust Account of $3,307,394. Changes in operating assets and liabilities provided $2,598,785 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $392,962. Net income of $2,048,349 was affected by interest earned on marketable securities held in the Trust Account of $2,388,170 offset by the payment of operating expenses through promissory note of $23,500 and the payment of operating costs through advances from related party of $4,320. Changes in operating assets and liabilities used $80,961 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $16,088,528 (including approximately $873,388 of interest income) consisting of money market funds invested in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had operating cash of $1,973 and a working capital deficit of $2,848,024. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 17, 2026, we entered into a non-interest bearing promissory note with our New Sponsor, pursuant to which the New Sponsor may loan us up to $500,000 to fund our costs and expenses reasonably related to our Business Combination. The note is payable upon the earlier of: (i) the date we consummate an initial Business Combination or (ii) the date that our winding up is effective. Our New Sponsor has the right (but not the obligation) to convert all or any portion of the outstanding and unpaid principal amount into our warrants equivalent to the private placement warrants issued in connection with our Initial Public Offering (together with any replacement securities issued by the successor public company to us in the Business Combination) at a conversion price of $1.00 per warrant. As of September 30, 2026, we had borrowed $250,000 under the promissory note.

In connection with our Management’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2026, we may need to raise additional capital through loans or additional investments from our New Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and New Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but would not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Our liquidity condition raises substantial doubt about our ability to continue as a going concern for a period of time, which is considered to be the earlier of, the liquidation date of August 8, 2027 or within one year after the date that the accompanying unaudited condensed financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement with the Original Sponsor and subsequently the New Sponsor for an aggregate of $15,000 per month for utilities and secretarial and administrative support. We began incurring these fees on May 6, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discount of $0.40 per unit, or up to $5,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination, subject to the terms of the underwriting agreement. In connection with the redemption of 12,863,312 Class A ordinary shares at the Extension Meeting, the deferred underwriting fee payable was reduced by $5,145,325, or $0.40 per redeemed share. As of September 30, 2026, the deferred underwriting fee payable was $604,675.

Deferred Consulting Fees

On February 11, 2026, we entered into an agreement with the proxy solicitor to provide special meeting proxy solicitation agent services. All Fees pursuant to that agreement are due to be paid at closing of the Business Combination. As of September 30, 2026, we incurred $55,000 of deferred fees under this agreement.

Deferred Legal Fees

As of September 30, 2026, we had incurred deferred legal fees of $2,432,551, with payment due at the closing of the Business Combination or the Company’s liquidation.

Working Capital Loans – Related Party

On July 17, 2026, we issued a non-interest bearing promissory note to our New Sponsor under which we may borrow up to $500,000 to fund costs related to our Business Combination. The note is payable on the earlier of the consummation of our initial Business Combination or the effective date of our winding up. The New Sponsor may convert the note into warrants at $1.00 per warrant. As of September 30, 2026, $250,000 was outstanding under the note.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average ordinary shares outstanding for the respective period. Diluted net (loss) income per share attributable to ordinary shareholders adjusts the basic net (loss) income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted (loss) income per ordinary share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Second Amended and Restated Memorandum and Articles of Association of Collective Acquisition Corp., effective April 21, 2026, as amended by special resolution of the shareholders on August 4, 2026.
10.1	Form of Purchase Agreement, dated January 30, 2026, by and among Collective Acquisition Sponsor LLC, Dune Acquisition Corporation II, Dune Acquisition Holdings II LLC, Carter Glatt and certain investors signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.2	Form of Joinder to the Letter Agreement, dated February 5, 2026, by and among the SPAC, its executive officers, its directors and the New Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.3	Joinder to the Administrative Services Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.4	Joinder to the Registration Rights Agreement, dated February 5, 2026, by and between the SPAC and the New Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026).
10.5	Promissory Note issued by Collective Acquisition Corp. in favor of Collective Acquisition Sponsor LLC, dated July 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLECTIVE ACQUISITION CORP.

Date: November 10, 2026	By:	/s/ Elliot Richmond
	Name:	Elliot Richmond
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Maximilian Staedtler
	Name:	Maximilian Staedtler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)